Form 10-Q
period 2001-06-30
ASCENT ENERGY INC
filed 2001-08-14
CIK 1132415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 333-57746*

ASCENT ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1493233 (I.R.S. Employer Identification No.)

650 Poydras Street - Suite 2200 New Orleans, Louisiana (Address of principal executive offices)	70130-6101 (Zip code)

(504) 586-8888
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

 As of August 10, 2001, there were 4,950,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

 * The Commission file number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933, which became effective June 29, 2001.

ASCENT ENERGY INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

	PART I
		Page No.
Item 1.	Financial Information:

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	1

	Consolidated Statement of Operations and Accumulated Deficit for the Three and Six Month Periods Ended June 30, 2001 and June 30, 2000	2

	Consolidated Statement of Cash Flows for the Six Month Periods Ended June 30, 2001 and June 30, 2000	3

	Notes to Consolidated Financial Statements	4-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12-13

	PART II

Item 6.	Exhibits and Reports on Form 8-K	14-15

Signatures		16

PART I

Item 1.     Financial Information

ASCENT ENERGY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,390,975	$ 3,728,332
Accounts receivable	146,343	135,473
Oil and gas revenue receivable	1,058,006	2,594,724
Deferred tax asset	185,875	371,778
Unbilled well costs	134,241	198
Prepaid expenses and tax overpayment	52,622	372,960

Total current assets	7,968,062	7,203,465

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties, full cost method	30,567,284	28,481,661
Unevaluated oil and gas properties	5,104,277	5,006,197
Other property and equipment	378,758	287,524

	36,050,319	33,775,382
Less- accumulated depreciation, depletion and amortization	(6,383,457)	(4,484,364)

Net property and equipment	29,666,862	29,291,018

OTHER ASSETS:
Deferred acquisition costs	640,272	-
Funds on deposit in escrow	498,478	487,783

TOTAL ASSETS	$ 38,773,674	$ 36,982,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 858,654	$ 518,760
Undistributed oil and gas revenues	373,809	745,024
Current tax liability	570,715	-
Current portion of note payables	1,260,950	1,219,214

Total current liabilities	3,064,128	2,482,998

Notes payable (long-term portion)	668,301	1,309,790
Deferred tax liability	10,542,851	10,788,208

Total liabilities	14,275,280	14,580,996

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.001 per share, 20,000,000 Shares authorized; issued and outstanding 4,950,000 shares	4,950	4,950
Additional paid-in capital -- common stock	20,680,057	20,680,057
Retained earnings	3,813,387	1,716,263

Total stockholder's equity	24,498,394	22,401,270

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 38,773,674	$ 36,982,266

The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues:
Oil and gas sales	$ 3,768,992	$ 3,161,094	$ 8,799,986	$ 6,378,776
Other income	64,648	80,847	129,299	245,216

Total revenues	3,833,640	3,241,941	8,929,285	6,623,992

Costs and expenses:
Production taxes	210,014	194,647	432,844	270,905
Lease operating expenses	730,672	687,914	1,596,685	1,500,015
General and administrative expenses	1,092,429	613,758	1,671,894	1,018,380
Depreciation, depletion and amortization	1,173,341	1,191,202	1,899,093	2,402,841

Total expenses	3,206,456	2,687,521	5,600,516	5,192,141

Net income from operations before reorganization item and income taxes	627,184	554,420	3,328,769	1,431,851

Reorganization item:
Adjustment to reorganization costs	-	-	-	(1,196,317)

Net income before income taxes	627,184	554,420	3,328,769	235,534
Income tax expense	232,059	205,135	1,231,645	87,148

Net income	$ 395,125	$ 349,285	$ 2,097,124	$ 148,386

Net income (loss) per share basic and diluted	$ 0.08	$ 0.07	$ 0.42	$ 0.03

Weighted average basic and diluted shares outstanding	4,950,000	4,950,000	4,950,000	4,950,000

 The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,097,124	$ 148,386
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	1,899,093	2,402,841
Deferred tax expense (benefit)	(245,357)	(424,482)
Change in assets and liabilities-
(Increase) Decrease in oil and gas revenue receivable	1,536,722	188,455
(Increase) Decrease in accounts receivable	(10,870)	177,041
(Increase) Decrease in unbilled well costs and prepaids	186,295	(28,889)
Decrease in tax overpayment	185,899	-
Increase (Decrease) in accounts payable	339,894	561,538
Increase in current tax liability	570,715	453,130
(Decrease) in undistributed oil and gas revenues	(371,215)	(97,672)

Net cash provided by operating activities	6,188,300	3,380,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(2,183,703)	(1,848,066)
(Increase) reduction of escrow account	(10,695)	(644)
Purchase of other property and equipment	(91,234)	(39,257)

Net cash used in investing activities	(2,285,632)	(1,887,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) in acquisition costs	(640,272)	-
Repayment of notes payable	(599,753)	(433,978)

Net cash (used) provided by financing activities	(1,240,025)	(433,978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,662,643	1,058,403

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD	3,728,332	3,180,925

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 6,390,975	$ 4,239,328

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$ 98,080	$ 94,059

Income taxes	$ 466,470	$ 58,500

The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

1.     Organization, Restructuring and Merger

Ascent Energy Inc. ("Ascent," "we" or "us") is an independent energy company engaged in the acquisition, exploitation, exploration, development and production of natural gas and crude oil. Through our parent company, Forman Petroleum Corporation ("Forman"), we have been active in South Louisiana since 1982. We were organized on January 9, 2001 by the majority stockholders of Forman principally to facilitate the acquisition of Pontotoc Production, Inc. ("Pontotoc"). On March 20, 2001, Forman acquired all the outstanding shares of our common stock, consisting of 1,000 shares of $0.001 par value stock, at book value, from its majority stockholders in exchange for $1,000. As a result, we are a wholly owned subsidiary of Forman. Forman agreed to cause us to repay approximately $76,000, in the aggregate, to Forman's majority stockholders for certain out-of-pocket costs related to our formation. In July, 2001, prior to the consummation of the acquisition of Pontotoc, Forman was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring." The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented. The accompanying financial statements include the accounts of Forman and Ascent prior to the Restructuring.

Our financial statements at June 30, 2001 and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in Forman's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on April 2, 2001.

On August 14, 2001, we completed the acquisition of Pontotoc. The aggregate purchase price for the shares of Pontotoc common stock was approximately $48 million in cash and 5,323,695 shares of our Series B convertible preferred stock.

We obtained the funds necessary to finance the acquisition of Pontotoc, pay related costs and expenses, and refinance the existing indebtedness of Pontotoc from the following sources: (i) a $35 million credit facility with Fortis Capital Corp. pursuant to which we borrowed $30 million; and (ii) the sale to funds affiliated with TCW Asset Management Corporation and Jefferies & Company, Inc. and a limited number of individual investors of approximately $21.1 million of our 8% Series A mandatorily redeemable preferred stock along with warrants to purchase 4.1 million shares of our common stock with an exercise price of $5.21 per share.

 After the acquisition of Pontotoc, we have outstanding 21,100 shares of Series A mandatorily redeemable preferred stock, which is redeemable by us five years from the date of issuance at liquidation value plus accrued, unpaid dividends, with an aggregate liquidation preference of $21.1 million, 5,323,695 shares of Series B convertible preferred stock with an aggregate liquidation preference of approximately $13.3 million and long-term debt of approximately $30 million. The credit facility agreement is secured by substantially all of our assets which were contributed to us in the Restructuring and acquired through the acquisition of Pontotoc.

2.     Significant Accounting Policies

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Acquisition Costs

Costs incurred during 2001, consisting primarily of consulting, legal and financial advisory fees, were capitalized in anticipation of the Pontotoc acquisition.

Derivatives

We use derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes from time to time on a limited amount of our future production and not for trading purposes. Such derivatives represent physical delivery contracts meeting the normal sales exception under SFAS No. 133. Amounts paid or received under the agreements are recognized as oil and gas sales in the period to which the agreements relate. For the periods ended March 31, 2001 and 2000, we recorded additions to oil and gas sales of $-0- and $109,800, respectively, under these agreements. As of June 30, 2001 and through August 13, 2001, we had no open forward gas sales positions.

Per Share Amounts

The number of shares outstanding for each period shown has been restated to reflect the number of Ascent shares issued in the Restructuring. Net income or loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. There were no potentially dilutive securities during the periods presented. The aggregate number of warrants and options of Forman outstanding for 2001 and 2000 were 490,516 in 2001 and 490,526 in 2000.  We believe that the exercise prices of those options and warrants exceeded the fair value of Forman's common stock during those periods.

New Accounting Standards

In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved, requiring the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation we have not yet determined the transition amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation of such items in the current year.

3.     Legal Proceedings

From time to time, we may be a party to various legal proceedings. We currently are a party to a lawsuit arising in the ordinary course of business. Management does not expect this matter to have a material adverse effect on our financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition
                    And Results of Operations

Restructuring and Basis of Presentation

Prior to the consummation of the acquisition of Pontotoc Production, Inc., Forman Petroleum Corporation was restructured as a holding company by contributing all of its assets and recorded liabilities to us in exchange for additional shares of our common stock. We refer to this transaction as the "Restructuring." The following discussion gives effect to the Restructuring. The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented.

General

The following discussion is intended to assist in an understanding of our historical financial position and the results of operations for the three and six-month periods ended June 30, 2001 and 2000. Our financial statements at June 30, 2001 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in Forman's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on April 2, 2001. Our historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Recent Developments

In January 2001, the majority stockholders of our parent company, Forman Petroleum Corporation ("Forman"), organized us to acquire Pontotoc Production, Inc. ("Pontotoc"). On March 20, 2001, Forman acquired all of our outstanding common stock, consisting of 1,000 shares of $0.001 par value stock, at book value from its majority stockholders in exchange for $1,000 cash. As a result, we are a wholly-owned subsidiary of Forman. In connection with the acquisition of our common stock, Forman agreed to cause us to repay approximately $76,000, in the aggregate, to Forman's majority stockholders for certain out-of-pocket costs related to our formation. In July, 2001, prior to the consummation of the acquisition of Pontotoc, Forman was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring."

On August 14, 2001, we completed the acquisition of Pontotoc. The aggregate purchase price for all the shares of Pontotoc common stock was approximately $48 million in cash and 5,323,695 shares of our Series B convertible preferred stock.

We obtained the funds necessary to finance the acquisition of Pontotoc, pay related costs and expenses, and refinance the existing indebtedness of Pontotoc from the following sources: (i) a $35 million credit facility with Fortis Capital Corp. pursuant to which we borrowed $30 million; and (ii) the sale to funds affiliated with TCW Asset Management Corp. and Jefferies & Company, Inc. and a limited number of individual investors of approximately $21.1 million of our 8% Series A mandatorily redeemable preferred stock along with warrants to purchase 4.1 million shares of our common stock with an exercise price of $5.21 per share.

As of August 14, 2001, subsequent to the acquisition of Pontotoc, we have outstanding 21,100 shares of Series A mandatorily redeemable preferred stock, which is redeemable by us five years from the date of issuance at liquidation value plus accrued, unpaid dividends with an aggregate liquidation preference of $21.1 million, 5,323,695 shares of Series B convertible preferred stock with an aggregate liquidation preference of approximately $13.3 million and long-term debt of approximately $30 million. The credit facility is secured by substantially all of our assets which were contributed to us in the Restructuring and acquired through the acquisition of Pontotoc.

 Results of Operations

The following table sets forth certain operating information with respect to our oil and gas operations for the three and six-month periods ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales:
Oil (Bbls)	66,023	70,149	128,163	139,809
Gas (Mcf)	414,811	396,353	872,364	944,755
Oil and gas (BOE)	135,158	136,208	273,557	297,268

Sales Revenue:
Total oil sales	$1,755,001	$1,797,841	$3,449,780	$3,538,244
Total gas sales	2,013,991	1,363,253	5,350,206	2,840,532

Total sales	$3,768,992	$3,161,094	$8,799,986	$6,378,776

Average sales prices:
Oil (per Bbl)	$26.58	$25.63	$26.92	$25.31
Gas (per Mcf)	$4.86	$3.44	$6.13	$3.01
Per BOE	$27.89	$23.21	$32.17	$21.46

Average costs (per BOE):
Severance taxes	$1.55	$1.43	$1.58	$0.91
Lease operating expenses	$5.41	$5.05	$5.84	$5.05
General and administrative expenses	$8.08	$4.51	$6.11	$3.43
Depreciation, depletion and amort.	$8.68	$8.75	$6.94	$8.08

             Revenues -- The following table reflects an analysis of differences in our oil and gas revenues (expressed in thousands of dollars) between the three and six-month periods ended June 30, 2001 and the comparable periods ended June 30, 2000:

	Second Quarter 2001 Compared to Second Quarter 2000	First Six Months 2001 Compared to First Six Months 2000

Increase (decrease) in oil and gas Revenues resulting from differences in:
Crude oil and condensate -
Prices	$ 62,905	$ 206,269
Production	(105,745)	(294,733)

	(42,840)	$ (88,464)
Natural gas -
Prices	587,252	$ 2,727,327
Production	63,486	(217,653)

	650,738	$ 2,509,674

Increase (decrease) in oil and gas
Revenues	$ 607,898	$ 2,421,210

             Our oil and gas revenues increased approximately $2,421,000 or 38% to $8.8 million for the six months ended June 30, 2001 from $6.4 million for the comparable period in 2000. Production levels for the six months ended June 30, 2001 decreased 8% to 274 thousand barrels of oil equivalent ("MBOE") from 297 MBOE for the comparable period in 2000 primarily due to natural decline and a lack of  capital being employed in the properties. Gas and oil production volumes both decreased 8%. Our average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 2001 were $26.92 per barrel of oil ("Bbl") and $6.13 per 1000 cubic feet of gas ("Mcf") versus $25.31 per Bbl and $3.01 per Mcf in the comparable period in 2000 period. Revenues decreased $512,000 due to the aforementioned production decreases, and increased by $2.9 million primarily as a result of higher gas prices.

             For the quarter ended June 30, 2001, total oil and gas revenues increased $608,000 from revenues for the second quarter of 2000. Oil production for the quarter ended June 30, 2001 was down 6% from the comparable quarter in 2000, and gas production between comparable periods was up 5% due to workover and successful recompletion activity. Oil prices for the quarter ended June 30, 2001 increased 4%, to $26.58 per Bbl from $25.63 per Bbl from the second quarter of 2000. Gas prices increased 41% during the quarter ended June 30, 2001 to $4.86 per Mcf from $3.44 per Mcf for the second quarter of 2000.

             Lease operating expenses -- Lease operating expenses increased 16% to $5.84 per BOE for the six months ended June 30, 2001 from $5.05 per BOE in the comparable 2000 period. This change reflects lease operating expenses increasing 6%, from $1,500,000 in 2000 to $1,597,000 in the comparable 2001 period while production volumes decreased. For the quarter ended June 30, 2001, lease operating expenses were 6% higher than the comparable quarter in 2000. The 6% increases for the quarter ended June 30, 2001 and for the first six months of 2001 resulted primarily from the vendor price increases experienced during 2001 for most significant operating services.

             Severance taxes -- The effective severance tax rate as a percentage of oil and gas revenues increased from 4.2% for the six months ended June 30, 2000 to 4.8% for the comparable period in 2001. For the quarter ended June 30, 2001 the effective tax rate decreased to 5.4% from 6.0% for the comparable quarter in 2000. The effective severance tax rate increased for the six-month period because certain wells that were exempt in 2000 became taxable during the first half of 2001. The decrease in the effective severance tax rate for the second quarter of 2001 resulted from the relative increase in gas production (which is taxed at a lower rate per BOE than oil) for that quarter as compared to the second quarter of 2000. The relatively low rate is attributable to the production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

             General and administrative expenses -- For the six months ended June 30, 2001 general and administrative ("G&A") expenses were $6.11 per BOE, a 78% increase from the $3.43 per BOE for the first six months of 2000. For the first six months of 2001, G&A increased 64%, from $1,018,000 in 2000 to $1,672,000 in 2001. For the quarter ended June 30, 2001, G&A increased 78%, from $614,000 in 2000 to $1,092,000 in 2001, and the G&A per BOE during the same periods increased 79%. The second quarter and first six months increases in G&A per BOE in 2001 were due to increases in employee related expenses and insurance costs and decreases in production during the periods as compared to the comparable periods for 2000. The increases in actual G&A expenses in the second quarter and six month periods ended June 30, 2001 were primarily the result of increases in employee related expenses and insurance costs for the three and six month periods. We capitalized $60,847 and $316,662 of our G&A into oil and gas properties in the second quarter and the first six months of 2001, respectively. Without this capitalization of G&A, total G&A in the second quarter of 2001 increased $310,000, or 37%, over the comparable 2000 second quarter. Similarly, without the capitalization of G&A for the first six months of 2001, total G&A for the first six months of 2001 increased $522,000, or 36%, over the comparable 2000 period. The significant reduction in our G&A capitalization rate is due to less time spent by technical personnel on exploration related activities during the second quarter of 2001.

             Reorganization costs -- In conjunction with Forman's reorganization under Chapter 11, as discussed in Forman's annual report on Form 10-K for the year ended December 31, 2000 (file number 333-31375) filed with the Commission on April 2, 2001, we incurred additional reorganization costs of $1,383,600 during the first six months of 2000. No additional reorganization costs were incurred in the first six months of 2001.

             Depreciation, depletion and amortization expense -- For the six months ended June 30, 2001, depreciation, depletion and amortization ("DD&A") expense decreased 21% from the comparable 2000 period. For the quarter ended June 30, 2001, DD&A expense decreased 1.5% from the comparable second quarter of 2000. The overall DD&A decreases for both the second quarter and the first six months of 2001 are attributable to our increased reserves and depreciable base and to decreased production between the comparable periods for 2000 and 2001.

             On a BOE basis, the DD&A rate for the first six months of 2001 was $6.94 per BOE compared to $8.08 per BOE for the same period in 2000, a decrease of 14%, reflecting relatively higher reserve values during 2001 as compared to 2000, offset somewhat by declining gas prices during the first six months of 2001. For the second quarter of 2001, DD&A per BOE was $8.68 compared to $8.75 for the comparable period in 2000, for a decrease of 1% due to increased reserve values in 2001 as compared to 2000, offset by declining gas prices during the second quarter of 2001.

             Interest expense -- All interest expense incurred in the first six months of 2000 and in the first six months of 2001 was capitalized into the unevaluated properties. Net of the interest capitalized for each of these periods, interest expense actually increased to $98,000 for the first six months of 2001 from $94,000 for the comparable 2000 period. This increase in interest expense is due to the addition of $984,000 to our notes payable to the creditors in bankruptcy, resulting from a judgment in favor of the creditor in the second half of 2000.

             Net income (loss) from operations -- Due to the factors described above, net income from operations for the six months ended June 30, 2001 was $3.3 million, an increase of $1.9 million over the net income of $1.4 million reported for the first six months of 2000. The net income for the quarter ended June 30, 2001 increased $73,000, from $554,000 in the second quarter of 2000 to $627,000 during the second quarter of 2001.

             Income tax expense -- We are required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Our effective income tax rate is 37%, reflecting the combined federal statutory rate and applicable state taxes.

Liquidity and Capital Resources

             Working Capital and Cash Flow -- As of June 30, 2001, we have $4.9 million of working capital, compared to working capital at December 31, 2000 of $4.7 million. The increase in working capital between the periods is primarily the result of product prices remaining relatively high during the 2001 period. Our realized oil and gas prices increased 6% and 104%, respectively, from the first six months of 2000 to the first six months of 2001. During the same period oil and gas production declined 8%. The combination of the increase in product prices and the decrease in production volumes during the first six months of 2001 increased our revenues from production, from $6.4 million in the first six months of 2000 to $8.8 million in the first six months of 2001.

              The following summary table reflects our comparative cash flows for the six month periods ended June 30, 2001 and 2000:

	Six Months Ended June 30,

	(in thousands)
	2001	2000

Net cash provided by operating activities	$ 6,188	$ 3,380
Net cash (used) by investing activities	(2,285)	(1,888)
Net cash provided by financing activities	(1,240)	(434)

              For the six months ended June 30, 2001 net cash provided by operating activities increased to $6.2 million from $3.4 million during the comparable period in 2000 due primarily to high gas prices realized during the 2001 period. Cash used in investing activities during the six months ended June 30, 2001 increased to $2.3 million from $1.9 million during the comparable period in 2000 due to recompletion activities during the 2001 period. Cash used by financing activities increased from $434,000 in the first six months of 2000 to $1.2 million during the first six months of 2001 due primarily to the costs incurred in the acquisition of Pontotoc.

              Our 2001 capital expenditure budget will focus on developing and expanding shallow natural gas reserves in and around Pontotoc's existing Oklahoma properties and exploitation activities on our existing Louisiana properties. We plan to commence a drilling and recompletion program on the existing Oklahoma properties. In addition, we plan to add to the gathering system currently leased under a long term contract by Pontotoc by purchasing and/or leasing additional segments. With respect to our Louisiana properties, we plan to continue recompletion and workover activities during 2001. We plan to retain controlling interests in our operated properties to retain the ability to control the timing of our capital commitments and the ability to adjust our spending as oil and gas prices fluctuate. Our capital expenditure plans for development and exploitation activities for 2001 are currently estimated to be approximately $2.7 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services. We believe that our working capital, cash flows from operations and borrowings under our new bank facility will be sufficient to meet our capital expenditure plans for development and exploitation activities through the end of 2001 and our obligations for 2001 under the long term notes issued under the bankruptcy plan.

              In addition, we will continue to pursue farm-in or joint venture partners for drilling prospects on our existing Louisiana properties. The amount of capital expenditures for these drilling prospects will depend on the participation by other working interest owners, the availability of capital and other industry conditions.

              Part of our strategy involves the acquisition of additional properties. We plan to explore outside funding opportunities including equity or additional debt financings for use in consummating additional acquisitions. We do not know whether any financing can be accomplished on terms that are acceptable to us.

              Hedging Activities --For the periods ended June 30, 2001 and 2000, we recorded additions to oil and gas sales of $-0- and $109,800, respectively, under hedge agreements. We entered into a forward sales agreement to sell 200 barrels per day of our oil production in October 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of June 30, 2001 and through August 13, 2001, we had no open forward gas sales positions.

               New Accounting Standards -- In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved, requiring the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation we have not yet determined the transition amounts.

Risk Factors

              A detailed discussion of risks and uncertainties which could affect our future results and the forward looking statements contained in this report can be found in the "Item 1. Business -- Cautionary Statements" section of Forman's Annual Report on Form 10-K for the year ended December 31, 2000. Those risks and uncertainties remain applicable to our operations.

Forward-Looking Statements

              This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the discussions are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from our expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and our ability to meet its stated business goals, as well as other risks and uncertainties discussed in this and our other filings with the Commission (the "Cautionary Statements"). We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our revenues are derived from the sale of oil and natural gas production. With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, from time to time, we may enter into hedging transactions which fix, for specific periods and specific volumes of production, the prices we will receive for our production. These agreements reduce our exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit we might otherwise have received from increases in commodity prices of the hedged production.

We use hedging transactions for price protection purposes on a limited amount of our future production and do not use these agreements for speculative or trading purposes. The impact of hedges is recognized in oil and gas sales in the period the related production revenues are accrued.

Based on projected annual production volumes for 2001, a 10% decline in the prices we receive for our oil and natural gas production would have an approximate $6.8 million negative impact on our 2001 production revenues.

For the periods ended June 30, 2001 and 2000, we recorded additions to oil and gas sales of $-0- and $109,800, respectively, under hedge agreements. We entered into a forward sales agreement to sell 200 barrels per day of our oil production in October 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of June 30, 2001 and through August 13, 2001, we had no open forward gas sales positions.

PART II

 Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits -

2
Agreement and Plan of Merger dated as of January 19, 2001 among Ascent, Pontotoc Acquisition Corp. and Pontotoc (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).

3.1
Certificate of Incorporation of Ascent (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
3.2
Bylaws of Ascent (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
4.1*
Certificate of Designations of 8% Series A Redeemable Preferred Stock of Ascent.
4.2*
Specimen 8% Series A Redeemable Preferred Stock Certificate of Ascent.
4.3
Certificate of Designations of 8% Series B Convertible Preferred Stock of Ascent, (incorporated herein by reference to the Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
4.4*
Specimen 8% Series B Convertible Preferred Stock Certificate of Ascent.
4.5*
Form of Warrant.
4.6*	Warrant Agreement dated July 27, 2001 between Ascent and Mellon Investor Services LLC, as Warrant Agent.
10.1
Stockholders' Agreement dated as of January 19, 2001 among Ascent and Pontotoc stockholders listed on the signature page thereof (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).

10.2
Lease Agreement by and between Pontotoc Gathering, L.L.C. and Enerfin Resources I Limited Partnership dated July 1, 2000 (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).

10.3
Form of Indemnity Agreement (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
10.4*
Registration Rights Agreement, dated as of July 27, 2001 by and among Ascent and the purchasers named on the signature pages thereto.
10.5*
Loan Agreement, dated as of July 27, 2001 among Ascent, Fortis Capital Corp., as agent and the lenders signatory thereto.
10.6*	Asset Contribution Agreement, dated July 26, 2001 by and between Ascent and Forman Petroleum Corporation.

(b)    Reports on Form 8-K

None

________

* Filed herewith

Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT ENERGY, INC.
Date: August 14, 2001	By: /s/ Jeffrey Clarke Jeffrey Clarke President