Form 10-Q
period 2001-09-30
ASCENT ENERGY INC
filed 2001-11-20
CIK 1132415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 333-57746*

ASCENT ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1493233 (I.R.S. Employer Identification No.)

1700 Redbud Boulevard, Suite 450 McKinney, Texas (Address of principal executive offices)	75069 (Zip code)

(972) 547-7150
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of November 12, 2001, there were 4,950,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective June 29, 2001.

ASCENT ENERGY INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

PART I
		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1

	Consolidated Statement of Operations for the Three and Nine Month Periods Ended September 30, 2001 and September 30, 2000	2

	Consolidated Statement of Cash Flows for the Nine Month Periods Ended September 30, 2001 and September 30, 2000	3

	Notes to Consolidated Financial Statements	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	PART II

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		21-22

      PART I

Item 1.   Financial Statements

ASCENT ENERGY INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2001	2000

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 8,131,453	$ 3,728,332
Joint interest and other receivables	557,504	135,473
Oil and gas revenue receivable	2,711,015	2,594,724
Prepaid expenses	533,082	373,158
Fair value of derivatives	3,565,412	-
Deferred taxes	-	371,778

Total current assets	15,498,466	7,203,465

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties, full cost method	190,364,731	28,481,661
Unevaluated oil and gas properties	5,249,277	5,006,197
Other property and equipment	454,046	287,524

	196,068,054	33,775,382
Less- accumulated depreciation, depletion and amortization	(12,368,408)	(4,484,364

Net property and equipment	183,699,646	29,291,018

OTHER ASSETS:
Debt issue costs	1,400,000	-
Other	583,114	487,783

TOTAL ASSETS	$ 201,181,226	$ 36,982,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 4,969,638	$ 1,263,784
Interest payable	363,229	-
Current tax liability	167,404	-
Current portion of note payables	1,305,503	1,219,214

Total current liabilities	6,805,774	2,482,998

LONG-TERM DEBT:
Revolving loan	33,000,000	-
Subordinated debt	74,269,950	-
Notes payable	338,220	1,309,790

Total debt	107,608,170	1,309,790

Deferred income taxes	40,901,764	10,788,208

Series A mandatorily redeemable preferred stock, par value $.001 per share, 21,100 shares authorized issued and outstanding, liquidation preference $1,000 per share	21,374,295	-

STOCKHOLDERS' EQUITY:
Series B preferred stock, par value $.001 per share, 5,500,000 shares authorized; 5,323,695 shares issued and outstanding, liquidation preference $2.50 per share	2,643,500	-
Common stock, par value $.001 per share, 20,000,000 shares authorized; 4,950,000 shares issued and outstanding	4,950	4,950
Paid in capital	20,680,057	20,680,057
Retained earnings	883,773	1,716,263
Other comprehensive income	278,943	-

Total stockholders' equity	24,491,223	22,401,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 201,181,226	$ 36,982,226

The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues:
Oil sales	$ 3,122,718	$ 2,001,386	$ 6,572,498	$ 5,539,631
Gas sales	1,824,773	1,780,921	7,174,979	4,621,452
Other	(147,793)	-	(18,494)	-

Total revenues	4,799,698	3,782,307	13,728,983	10,161,083

Costs and expenses:
Production taxes	339,236	134,293	772,080	405,198
Lease operating expenses	1,357,431	866,417	2,954,116	2,366,432
General and administrative expenses	972,347	684,800	2,644,241	1,730,923
Recapitalization expense	-	75,218	-	90,443
Depreciation, depletion and amortization	1,963,415	1,425,226	3,862,508	3,828,067
Impairment of oil and gas properties	4,250,000	-	4,250,000	-

Total expenses	8,882,429	3,185,954	14,482,945	8,421,063

Net income (loss) from operations	(4,082,731)	596,353	(753,962)	1,740,020
Interest and other income (expense)	173,161	(19,915)	173,161	225,301
Interest expense	(218,229)	(79,239)	(218,229)	(36,269)

Net income (loss) before reorganization item and income taxes	(4,127,799)	497,199	(799,030)	1,929,052
Reorganization item:
Adjustment to reorganization costs	-	-	-	(1,183,232)

Net income (loss) before income taxes	(4,127,799)	497,199	(799,030)	745,820

Tax provision (benefit)	(1,515,345)	76,330	(283,700)	(33,383)

Net income (loss)	(2,612,454)	420,869	(515,330)	779,203

Preferred stock dividends	317,160	-	317,160	-

Net income (loss) attributable to common shares	$ (2,929,614)	$ 420,869	$ (832,490)	$ 779,203

Net income (loss) per share	$(0.59)	$0.09	$(0.17)	$0.16

Basic and diluted weighted average shares outstanding	4,950,000	4,950,000	4,950,000	4,950,000

The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (515,330)	$ (58,135)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation, depletion and amortization	3,862,508	3,828,067
Impairment of oil and gas properties	4,250,000	-
Deferred tax benefit	(283,700)	(236,958)
Change in assets and liabilities-
Oil and gas revenue receivable	2,037,798	(40,533)
Accounts receivable	(1,309,625)	185,169
Unbilled well costs and prepaids	333,838	14,991
Interest payable	363,229	-
Accounts payable	428,760	(967,208)
Undistributed oil and gas revenues	-	(137,917)
Taxes payable	(33,300)	203,575
Hedge premium paid	(489,000)	-

Net cash provided by operating activities	8,646,408	2,791,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Pontotoc acquisition, net of cash received	(50,182,105)	-
Net cash received from Devo acquisition	5,834,398	-
Additions to oil and gas properties	(4,821,871)	(1,489,780)
Reduction of escrow account	(80,878)	10,378
Purchase of other property and equipment	(317,988)	(57,131)

Net cash used in investing activities	(49,568,444)	(1,536,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Pontotoc debt	(7,314,512)	-
Proceeds on revolver	33,000,000	-
Proceeds from (payments on) note payable	(885,331)	112,649
Issuance of Series A preferred stock	21,100,000	-
Debt issue costs	(575,000)	-

Net cash provided by financing activities	45,325,157	112,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,403,121	1,367,165

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,728,332	3,180,925

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 8,131,453	$ 4,548,090

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$ 41,014	$ 94,059

Income taxes	$ 33,300	$ 58,500

The accompanying notes are an integral part of these financial statements.

ASCENT ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

1.     Organization, Restructuring and Mergers

Ascent Energy Inc. ("Ascent," "we" or "us") is an independent energy company engaged in the acquisition, exploitation, exploration, development and production of natural gas and crude oil. Through our predecessor, we have been active in South Louisiana since 1982. We were organized on January 9, 2001 by the majority stockholders of our predecessor principally to facilitate the acquisition of Pontotoc Production, Inc. ("Pontotoc").  In July, 2001, prior to the consummation of the acquisition of Pontotoc, our predecessor was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring." The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented. The accompanying financial statements include the accounts of our predecessor and Ascent prior to the Restructuring.

Our financial statements at September 30, 2001 and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the financial position and operating results for the interim periods.

Pontotoc Acquisition

On July 31, 2001, we acquired approximately 91% of Pontotoc's outstanding common stock and acquired the remaining Pontotoc shares on August 14, 2001 in the second-step merger when we merged Pontotoc into one of our wholly-owned subsidiaries. The purchase price for all the outstanding Pontotoc common stock was approximately $48.5 million in cash and 5,323,695 shares of our Series B mandatorily convertible preferred stock. These shares were valued at $0.49 per share based on the trading price of Pontotoc's common stock for the five trading days prior to and following the date of the merger agreement.  As of April 1, 2001, Pontotoc had proved reserves of approximately 11.83 MMBoe, approximately 73% of which were oil, based on estimates by our independent petroleum engineers, Netherland, Sewell & Associates, Inc.

We financed the cash portion of the purchase price for the Pontotoc acquisition through:

  borrowing $30 million under our credit facility;
  a portion of the proceeds from the private sale for $21.1 million of shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock; and

  existing internal cash resources.

The proceeds from the sale of our Series A redeemable preferred stock were approximately $21.1 million. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference, or $21.1 million (plus any unpaid dividends), in July 2006.

Devo Merger

On September 28, 2001, we acquired Devo Holding Company, LLC ("Devo") in a statutory merger under Delaware law. The assets of Devo and its subsidiary, Devo Operating Company, LLC, consist primarily of South Texas oil and gas producing properties. We issued $75.0 million in principal amount of our unsecured 11¾ % Senior Notes due April 30, 2006 (the "Notes") in a private transaction in connection with the Devo acquisition, at approximately a 1% discount. Approximately $65.7 million of the Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003.  Approximately $6.5 million of the Notes were issued to Devo's equity holders as consideration in the Devo acquisition.  Jefferies & Company, Inc. received approximately $2.8 million of the Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the Notes.  The Notes are redeemeable after April 30, 2004 at 105%.  Prior to that date, Ascent may redeem up to 35% of the Notes at 111%.  The Notes subject Ascent to certain covenants which, among other things, limit Ascent's ability to pay dividends, incur additional indebtedness and certain lease obligations, issue preferred stock exchange or transfer assets.

These transactions were treated as purchases for accounting purposes. At September 30, 2001, Devo's estimated net proved reserves were 9.5 Mmboe, as estimated by Netherland, Sewell.  The purchase prices were allocated to the assets and liabilities based on estimated fair value. No value was assigned to the warrants.  The allocations of the purchase prices are preliminary and subject to change within one year of the acquisition dates. Net assets acquired in the transactions were as follows:

	Transactions

	Pontotoc	Devo

Oil and gas properties	89,667	67,394
Working capital, excluding cash	656	1,775
Debt	(7,315)	(73,698)
Deferred taxes	(30,217)	(1,305)
Preferred stock	(2,609)	-

Net cash paid (received)	50,182	(5,834)

The operating results of Pontotoc and Devo have been consolidated in the Company's statement of operations since July 28, 2001 and September 28, 2001, respectively. The following summarized unaudited proforma income statement data reflects the impact the transactions would have had on the Company's results of operations for the nine months ended September 30, 2001 had the transactions occurred January 1, 2000. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the transaction occurred on January 1, 2000, or which may result in the future.

Nine Months Ended September 30, 2001

Revenues	$ 39,225,000

Net income (loss) attributable to Common shareholders	$ 3,140,000

Earnings per common share:
Basic and diluted	$ 0.63

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

Derivatives

We enter into hedging transactions to secure a price for a portion of future production that is acceptable to us at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize four forms of hedging contracts: fixed price swaps, puts, collars and physical futures contracts.

Fixed price swaps typically provide monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of New York Merchantile Exchange ("NYMEX") prices.

Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

Collar contracts can often be costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. If NYMEX prices fall below the floor level of a collar, a monthly payment is made to us; if NYMEX prices rise above the ceiling level of a collar, a monthly payment is made by us.

Physical futures contracts are an obligation to deliver the physical commodity at a designated location at the end of a contract period. We use this type of a contract as a financial vehicle and do not intend to deliver physical quantities. Margin accounts are often required. The upside and downside exposure on this type of contract is great. If the commodity price drops the contracts increase in value and if the commodity price increases the contracts decrease in value and may become a liability.

We believe that fluctuations in NYMEX prices will closely match changes in market prices for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date.

Our hedge positions as of October 25, 2001 are summarized as follows:

	Puts

	Gas		Oil

	Volume (Bbtus)	Floor	Volume (Bbls)	Floor

2001	0.118	4.00	-	-
2002	0.417	3.50 - 4.00	-	-
2003	-	-	177,684	20.00

	Fixed Price Gas Swaps

	Volume (Bbtus)	Price

2001	0.240	3.60
2002	1.440	3.60
2003	0.960	3.60

	Oil Collars

	Volume (Bbls)	Floor	Ceiling

2001	36,000	$24.00	$26.90
	18,000	$25.00	$28.70
2002	216,000	$24.00	$26.90
2003	15,000	$23.00	$24.85

	Physical Future Contracts

	Gas		Oil

	Volume (BBtus)	Strike Price (1)	Volume (Bbls)	Strike Price (1)

2001	-	-	28,458	$25.15
2002	-	-	162,200	$26.90
2003	1.183	$3.551	-	-

___________________________________
(1) Average strike price for the period

During the nine month periods ended September 30, 2001 and 2000, and during the third quarters of 2001 and 2000, we realized no oil and gas revenues related to hedging transactions.

At September 30, 2001, the unsettled contracts were recorded as assets totaling $2.6 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income, amounting to $0.3 million, net of tax.

Per Share Amounts

The number of shares outstanding for each period shown has been restated to reflect the number of Ascent shares issued in the Restructuring or in the Pontotoc acquisition. Net income or loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. There were no potentially dilutive securities during the periods presented.

Warrants to purchase 4,050,000 shares of common stock and an additional 1 million shares of common stock issuable upon conversion of the Series B mandatorily convertible preferred stock were not included in the computation of diluted earnings per share because the effect of the assumed exercise of these stock warrants and conversion of these preferred shares as of the beginning of the year would have been antidilutive. The exercise price for the warrants is $5.21 per share and, for purposes of both the earnings per share computation, exceeds the estimated fair value of our common stock.

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

Ceiling Test Write-Down

The SEC requires companies to compare net capitalized costs of proved oil and gas properties to the discounted present value of future cash flows from the related proved reserves (the "ceiling test"). The calculation is made using posted commodity prices as of the last day of the quarter held flat for the life of the reserves. If capitalized costs exceed discounted cash flows, the assets are required to be written down to the value of the discounted cash flows. The SEC also allows companies to, alternatively, calculate the ceiling test using posted prices in effect subsequent to the end of the quarter.

The November 12, 2001 oil price and the posted gas price of $2.95 per MMbtu, which was used in calculating the non-cash ceiling test write-down of $2.7 million (net of taxes of $1.6 million) that we recorded in third quarter of 2001, is significantly different from the closing prices of natural gas on September 30, 2001 of $2.24 per MMBtu. If our discounted cash flows valued using September 30, 2001 prices had been used, a ceiling test write-down of $22.8 million (net of taxes of $11.6 million) would have occurred.

3.     Revolving Credit Agreement

As of September 28, 2001 our bank agreed to amend our credit facility to provide for borrowings of up to $50 million to finance our future acquisition opportunities and to assist in meeting our working capital requirements. Our initial borrowing base is $45 million. We expect that our amended credit facility will allow our bank to periodically redetermine our borrowing base by applying similar criteria to those used with similarly situated oil and gas borrowers. The availability under the Credit Facility at November 12, 2001 is $13.2 million.

4.     Legal Proceedings

From time to time, we may be a party to various legal proceedings. We currently are a party to a lawsuit arising in the ordinary course of business. Management does not expect this matter to have a material adverse effect on our financial position or results of operations.

5.    Preferred Stock

In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends on 21,100 shares of our outstanding 8% Series A redeemable preferred stock with an aggregate liquidation value of $21,100,000, and 5,323,695 shares of our outstanding 8% Series B convertible preferred stock with an aggregate liquidation value of $13,309,237.  Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends.  We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006.  In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock.  The total amount of the dividends accrued on our Series A redeemable preferred stock as of September 31, 2001 is approximately $422,000, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $266,184.

Item 2.   Management's Discussion and Analysis of Financial Condition
              And Results of Operations

General

The following discussion is intended to assist in an understanding of our historical financial position and the results of operations for the three and nine-month periods ended September 30, 2001 and 2000. Our financial statements at September 30, 2001 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

We are an independent oil and gas company engaged in the acquisition, exploitation, exploration, development, and production of natural gas and crude oil. Through our predecessor, we have been active in South Louisiana since 1982. We have established extensive technical and operating experience in this area. We recently expanded our business to include Oklahoma and South Texas.

In August 1999, our predecessor sought protection from its creditors under Chapter 11 of the United States Bankruptcy Code of 1986. By order dated December 29, 1999, a joint plan of reorganization with respect to our predecessor was confirmed by the United States Bankruptcy Court for the Eastern District of Louisiana and our predecessor emerged from protection under Chapter 11 of the Bankruptcy Code. Our predecessor has accounted for the bankruptcy reorganization by using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." For accounting purposes, our predecessor assumed that the plan of reorganization was consummated on December 31, 1999. Under the principles of fresh start accounting, our predecessor's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets at their estimated fair value. As a result, our predecessor's:

  oil and gas full cost pool was reduced by approximately $60 million, unevaluated oil and gas properties were increased by approximately $3 million, other property and equipment was reduced by approximately $1.6 million, and accumulated DD&A of $64.1 million was written off.

In addition, our predecessor's senior notes payable of $70 million, the interest payable of $11.1 million on the senior notes, its preferred stock of $13.5 million and the related deferred financing costs of $4.4 million were all written off.

As a result of the implementation of fresh start accounting, the financial statements of our predecessor after consummation of the bankruptcy plan are not comparable to its financial statements of prior periods. The effect of the plan of reorganization and the implementation of fresh start accounting on our predecessor's balance sheet as of December 31, 1999 are discussed in detail in the notes to the audited consolidated financial statements of our predecessor.

Operating Environment

Our revenues, profitability and future growth and the carrying value of our oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to increase our borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuation in response to relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. Any substantial and extended decline in the price of oil or natural gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Price volatility also makes it difficult to budget for and project the return on either acquisitions or development and exploitation projects.

We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase.

Recent Developments

On September 28, 2001, we acquired Devo Holding Company, LLC ("Devo") in a statutory merger under Delaware law. The assets of Devo and its subsidiary, Devo Operating Company, LLC, consist primarily of South Texas oil and gas producing properties. We issued $75.0 million in principal amount of our unsecured 11¾% Senior Notes due April 30, 2006 in a private transaction in connection with the Devo acquisition, at approximately a 1% discount. Approximately $65.7 million of the Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003.  Approximately $6.5 million of the Notes were issued to Devo's equity holders as consideration in the Devo acquisition.  Jefferies & Company, Inc. received approximately $2.8 million of the Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the Notes.

Results of Operations

            The following table sets forth certain operating information with respect to our oil and gas operations for the three and nine-month periods ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Sales:
Oil (Bbls)	124,700	68,029	252,863	207,838
Gas (Mcf)	607,288	398,967	1,479,652	1,343,722
Oil and gas (BOE)	225,915	134,524	499,472	431,792

Sales Revenue:
Total oil sales	$3,122,718	$2,001,386	$6,572,498	$5,539,631
Total gas sales	1,824,773	1,780,921	7,174,979	4,621,452

Total sales	$4,947,491	$3,782,307	$13,747,477	$10,161,083

Average sales prices:
Oil (per Bbl)	$25.04	$29.42	$25.99	$26.65
Gas (per Mcf)	$3.00	$4.46	$4.85	$3.44
Per BOE	$21.90	$28.12	$27.52	$23.53

Average costs (per BOE):
Severance taxes	$1.50	$1.00	$1.55	$0.94
Lease operating expenses	$6.01	$6.44	$5.91	$5.48
General and administrative expenses	$4.30	$5.09	$5.29	$4.01
Depreciation, depletion and amortization	$8.69	$10.59	$7.73	$8.87

            Revenues. The following table reflects an analysis of differences in our oil and gas revenues (expressed in thousands of dollars) between the three and nine-month periods ended September 30, 2001 and the comparable periods ended September 30, 2000:

	Third Quarter 2001 Compared to Third Quarter 2000	First Nine Months 2001 Compared to First Nine Months 2000

Increase (decrease) in oil and gas Revenues resulting from differences in:
Crude oil and condensate -
Prices	$ (545,906)	$ (167,211)
Production	1,667,238	1,200,078

	1,121,332	1,032,867

Natural gas -
Prices	(886,058)	2,086,024
Production	929,910	467,503

	43,852	2,553,527

Increase (decrease) in oil and gas Revenues	$ 1,165,184	$ 3,586,394

            Our oil and gas revenues increased approximately $3.5 million or 35% to $13.7 million for the nine months ended September 30, 2001 from $10.2 million for the comparable period in 2000. Production levels for the nine months ended September 30, 2001 increased 16% to approximately 499,000 barrels of oil equivalent ("MBOE") from approximately 432 MBOE for the comparable period in 2000 primarily due to the Pontotoc acquisition. Our average sales prices for oil and natural gas for the nine months ended September 30, 2001 were $25.99 per barrel of oil ("Bbl") and $4.85 per 1000 cubic feet of gas ("Mcf") versus $26.65 per Bbl and $3.44 per Mcf in the comparable period in 2000 period. Revenues increased $1.7 million due to the aforementioned production increases, and increased by $1.9 million primarily as a result of higher gas prices.

            For the quarter ended September 30, 2001, total oil and gas revenues increased $1.2 million from revenues for the third quarter of 2000. Oil production for the quarter ended September 30, 2001 was up 83% from the comparable quarter in 2000, and gas production between comparable periods was up 52% due primarily to the acquisition of Pontotoc. Oil prices for the quarter ended September 30, 2001 decreased 15%, to $25.04 per Bbl from $29.42 per Bbl from the third quarter of 2000. Gas prices decreased 33% during the quarter ended September 30, 2001 to $3.00 per Mcf from $4.46 per Mcf for the third quarter of 2000.

            Lease operating expenses. Lease operating expenses increased 8% to $5.91 per BOE for the nine months ended September 30, 2001 from $5.48 per BOE in the comparable 2000 period. This change reflects lease operating expenses increasing 25%, from $2,366,000 in 2000 to $2,954,000 in the comparable 2001 period while production volumes increased 16%. For the quarter ended September 30, 2001, lease operating expenses were 57% higher than the comparable quarter in 2000. The increases for the quarter ended September 30, 2001 and for the first nine months of 2001 resulted primarily from the vendor price increases experienced during 2001 for most significant operating services, as well as the acquisition of Pontotoc.

            Severance taxes. The effective severance tax rate as a percentage of oil and gas revenues increased from 4.0% for the nine months ended September 30, 2000 to 5.6% for the comparable period in 2001. For the quarter ended September 30, 2001 the effective tax rate increased to 6.8% from 3.6% for the comparable quarter in 2000. The effective severance tax rate increased for the nine-month period because certain wells that were exempt in 2000 became taxable during the first three quarters of 2001. In addition, the proportion of production which is oil increased between the periods, and oil is taxed at a higher effective rate. The relatively low rate is attributable to the production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

            General and administrative expenses. For the nine months ended September 30, 2001 general and administrative ("G&A") expenses were $5.29 per BOE, a 32% increase from the $4.01 per BOE for the first nine months of 2000. For the first nine months of 2001, G&A increased 53%, from $1,731,000 in 2000 to $2,644,000 in 2001. For the quarter ended September 30, 2001, G&A increased 42%, from $685,000 in 2000 to $972,000 in 2001, and the G&A per BOE during the same periods decreased 16%. The first nine months increase in G&A per BOE in 2001 was due to increases in employee related expenses. The increases in actual G&A expenses in the third quarter and nine month periods ended September 30, 2001 were primarily the result of increases in employee related expenses for the three and nine month periods.

            Reorganization costs. In conjunction with our predecessor's reorganization under Chapter 11, as discussed in Forman Petroleum Corporation's annual report on Form 10-K for the year ended December 31, 2000 (file number 333-31375) filed with the Commission on April 2, 2001, we incurred additional reorganization costs of $1,183,000 during the first nine months of 2000. No additional reorganization costs were incurred in the first nine months of 2001.

            Depreciation, depletion and amortization expense. For the nine months ended September 30, 2001, depreciation, depletion and amortization ("DD&A") expense increased 0.9% from the comparable 2000 period. For the quarter ended September 30, 2001, DD&A expense increased 38% from the comparable third quarter of 2000. The overall DD&A increase for the third quarter of 2001 is attributable to our 68% increase in production between the comparable periods for 2000 and 2001 and decrease in gas prices during September 2001.

            On a BOE basis, the DD&A rate for the first nine months of 2001 was $7.73 per BOE compared to $8.87 per BOE for the same period in 2000, a decrease of 13%, reflecting relatively higher reserves during 2001 as compared to 2000. For the third quarter of 2001, DD&A per BOE was $8.69 compared to $10.59 for the comparable period in 2000, for a decrease of 18% due to increased reserves in 2001 as compared to 2000, offset by declining gas prices during the third quarter of 2001.

            Interest expense. Interest expense for the nine months ended September 30, 2001 increased from $36,000 in 2000 to $218,000. Actual interest expense for 2001 was $0.4 million, of which approximately 50% was capitalized into unevaluated properties for reporting purposes.  Actual interest expense of $205,000 in 2000 was capitalized into the full cost pool. The increase in interest expense was due to increased borrowings.

            Net income (loss) from operations. Due to the factors described above and the non-cash ceiling test write-down that we recorded in the third quarter of 2001, net loss from operations for the nine months ended September 30, 2001 was $754,000, a decrease of $2.5 million from the net income of $1.7 million reported for the first nine months of 2000. The net loss for the quarter ended September 30, 2001 increased $4.7 million, from a net income of $596,000 in the third quarter of 2000 to a net loss of $4,083,000 during the third quarter of 2001.

            Income tax expense (benefit). We are required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Our effective income tax rate, reflects the combined federal statutory rate and applicable state taxes.

Liquidity and Capital Resources

            Working Capital and Cash Flow. We use cash flows from operations and borrowings under our credit facility to fund our future acquisition, exploration and development activities and our working capital requirements. Our future cash flow from operations will depend on our ability to maintain and increase production through our exploration, development and exploitation activities, as well as the prices of oil and natural gas.

            As of September 30, 2001, we had $8.7 million of working capital, compared to working capital at December 31, 2000 of $4.7 million. The increase in working capital between the periods is primarily the result of the acquisitions and product prices remaining relatively high during the first nine months of 2001 as compared to the same period in 2000. Our realized gas prices increased 41% and oil prices declined 3% from the first nine months of 2000 to the first nine months of 2001. Oil and gas production increased 16% during the first nine months of 2001 as compared to the same period in 2000. The combination of the increase in product prices and the increase in production volumes during the first nine months of 2001 increased our revenues from production, from $10.2 million in the first nine months of 2000 to $13.7 million in the first nine months of 2001.

            The following summary table reflects our comparative cash flows for the nine month periods ended September 30, 2001 and 2000:

	Nine Months Ended September 30,
	(in thousands)
	2001	2000

Net cash provided by operating activities	$ 9,770	$ 2,791
Net cash (used) by investing activities	(50,692)	(1,537)
Net cash provided by financing activities	45,325	113

            For the nine months ended September 30, 2001 net cash provided by operating activities increased to $8.6 million from $2.8 million during the comparable period in 2000 due primarily to higher gas prices realized during the first nine months of 2001 as compared to those realized during the same period in 2000.  Cash used in investing activities during the nine months ended September 30, 2001 increased to $49.7 million from $1.5 million during the comparable period in 2000 due to the acquisition of Pontotoc, offset by net cash received in the Devo acquisition, during the 2001 period. Cash used by financing activities increased from $113,000 in the first nine months of 2000 to $45.3 million during the first nine months of 2001 due primarily to proceeds from the revolver and the Series A preferred stock.

            Our capital expenditure budget for the remainder of 2001 will focus on exploitation, exploration and development of our existing properties in Oklahoma, Louisiana and South Texas. We plan to retain controlling interests in our operated properties which allows us the ability to control the timing of our capital commitments and the ability to adjust our spending as oil and gas prices fluctuate. Our capital expenditure plans for development and exploitation activities for the fourth quarter of 2001 are currently estimated to be approximately $7.7 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services. We believe that our cash flows from operations, borrowings under our credit facility and our working capital will be sufficient to meet our capital expenditure plans for development and exploitation activities through the end of 2001 and our obligations for 2001 under the long term notes issued under our predecessor's bankruptcy plan.

            Part of our strategy involves the acquisition of additional properties. We plan to explore outside funding opportunities including equity or additional debt financings for use in consummating additional acquisitions. We do not know whether any financing can be accomplished on terms that are acceptable to us.

             Bank Credit Facility. As of November 12, 2001, we had $31.8 million outstanding under our credit facility with our bank. Our line of credit is secured by a mortgage lien on substantially all or our oil and gas properties and a security interest in all oil and gas production and production proceeds from those properties.

            The credit facility authorizes interest periods of one, two, three or six months for LIBOR rate loans. We may also elect to pay interest at a base rate calculated by reference to the higher of the federal funds rate or The Chase Manhattan Bank's prime rate. In the case of either LIBOR rate loans or base rate loans, we must pay an additional interest rate margin that varies with the aggregate amount of loans and letters of credit outstanding under the line of credit.

            As of September 28, 2001 our bank agreed to amend our credit facility to provide for borrowings of up to $50 million to finance our future acquisition opportunities and to assist in meeting our working capital requirements. Our initial borrowing base is $45 million. We expect that our amended credit facility will allow our bank to periodically redetermine our borrowing base by applying similar criteria to those used with similarly situated oil and gas borrowers. The availability under the Credit Facility at November 12, 2001 is $13.2 million.

            Preferred Stock.  In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends on 21,100 shares of our outstanding 8% Series A redeemable preferred stock with an aggregate liquidation value of $21,100,000, and on 5,323,695 shares of our outstanding 8% Series B convertible preferred stock with an aggregate liquidation value of $13,309,237.  Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends.  We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006.  In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock. The total amount of the dividends accrued on our Series A redeemable preferred stock as of September 31, 2001 is approximately $422,000, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $266,184.

            Accounting Changes. In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved, requiring the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation we have not yet determined the transition amounts.

Quantitative and Qualitative Disclosures About Market Risk

Hedging Activity

            We enter into hedging transactions to secure a price for a portion of future production that is acceptable to us at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize four forms of hedging contracts: fixed price swaps, puts, collars and physical futures contracts.

            Fixed price swaps typically provide monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of New York Merchantile Exchange ("NYMEX") prices.

            Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if NYMEX prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

            Collar contracts can often be costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. If NYMEX prices fall below the floor level of a collar, a monthly payment is made to us; if NYMEX prices rise above the ceiling level of a collar, a monthly payment is made by us.

            Physical futures contracts are an obligation to deliver the physical commodity at a designated location at the end of a contract period. We use this type of a contract as a financial vehicle and do not intend to deliver physical quantities. Margin accounts are often required. The upside and downside exposure on this type of contract is great. If the commodity price drops the contracts increase in value and if the commodity price increases the contracts decrease in value and may become a liability.

            We believe that fluctuations in NYMEX prices will closely match changes in market prices for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month NYMEX futures contracts for the three days prior to the settlement date.

            Our hedge positions as of October 25, 2001 are summarized as follows:

	Puts

	Gas		Oil

	Volume (Bbtus)	Floor	Volume (Bbls)	Floor

2001	0.118	4.00	-	-
2002	0.417	3.50 - 4.00	-	-
2003	-	-	177,684	20.00

	Fixed Price Gas Swaps

	Volume (Bbtus)	Price

2001	0.240	3.60
2002	1.440	3.60
2003	0.960	3.60

	Oil Collars

	Volume (Bbls)	Floor	Ceiling

2001	36,000	$24.00	$26.90
	18,000	$25.00	$28.70
2002	216,000	$24.00	$26.90
2003	15,000	$23.00	$24.85

	Physical Future Contracts

	Gas		Oil

	Volume (BBtus)	Strike Price (1)	Volume (Bbls)	Strike Price (1)

2001	-	-	28,458	$25.15
2002	-	-	162,200	$26.90
2003	1.183	$3.551	-	-

___________________________________
(2)  Average strike price for the period

            During the nine month periods ended September 30, 2001 and 2000, and during the third quarters of 2001 and 2000, we realized no oil and gas revenues related to hedging transactions.

            At September 30, 2001, the unsettled contracts were recorded as assets totaling $2.6 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income, amounting to $0.3 million, net of tax.

Risk Factors

            A detailed discussion of risks and uncertainties which could affect the Company's future results and the forward-looking statements contained in this report can be found under the heading "Risk Factors" in our registration statement on Form S-4 (Registration No. 333-57746), as filed with the Securities and Exchange Commission on June 28, 2001.  Those risks and uncertainties remain applicable to the Company's operations.

Forward-Looking Statements

            This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources, includes assumptions, expectations, projections, intentions and beliefs about future events.  We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

            All statements in this document that are not statements of historical fact are forward-looking statements.   When used in this document the words "anticipate," "estimate," "intend," "project," "forecast," "plan," "potential," "will," "may," "should," "continue," "believe," "expect" or similar expressions reflect forward-looking statements.

            These forward-looking statements are subject to risks and uncertainties.  All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict.  You should understand that various factors, in addition to those discussed elsewhere in this quarterly report and in the documents referred to, included or incorporated by reference in this quarterly report, could cause actual results to differ materially from those expressed in our forward-looking statements.

            Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report or, in the case of documents incorporated by reference, the dates of those documents.

            All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update these forward-looking statements.

PART II

Item 1.     Legal Proceedings

            This information is incorporated by reference to Part 1, Item 1 (Note 6 -- Legal Proceedings) of this report.

Item 2.    Changes in Securities and Use of Proceeds

            On July 31, 2001, we issued 21,100 shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock to a limited number of private investors for $21.1 million in cash. The warrants were exercisable immediately upon issuance at an exercise price of $5.21 per share. The proceeds from the sale of our Series A redeemable preferred stock and warrants were used to partially finance the Pontotoc acquisition. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference (plus any unpaid dividends), in July 2006.

On September 28, 2001, we issued $75,000,000 of our 11¾% Senior Notes due April 30, 2003 in a private transaction. Approximately $65.7 million of the Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003. Approximately $6.5 million of the Notes were issued to Devo's equity holders as consideration in the Devo acquisition.  Jefferies & Company, Inc. received approximately $2.8 million of the Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the notes.

In each of the transactions described above, we relied on the exemptions under Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D thereunder. We relied on those exemptions based upon the fact that there were a very limited number purchasers in each of the transactions with which we have had a long-standing relationship and our belief that all of the purchasers were accredited investors.

Item 3.    Defaults Upon Senior Securities

             We have not made our quarterly dividend payments on 21,200 shares of our outstanding 8% Series A Redeemable Preferred Stock, with an aggregate liquidation value of $21,100,000.  The total amount of the dividends accrued as of September 31, 2001 is approximately $422,000.  We have not made our quarterly dividend payments on 5,323,695 shares of our outstanding 8% Series B Redeemable Preferred Stock, with an aggregate liquidation value of $13,309,237.  The total amount of the dividends accrued as of September 31, 2001 is approximately $266,184.

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

3.1
Certificate of Incorporation of Ascent (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
3.2
Bylaws of Ascent (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
4.1
Certificate of Designations of 8% Series A Redeemable Preferred Stock of Ascent (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2
Specimen 8% Series A Redeemable Preferred Stock Certificate of Ascent (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.3
Certificate of Designations of 8% Series B Convertible Preferred Stock of Ascent, (incorporated herein by reference to the Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
4.4
Specimen 8% Series B Convertible Preferred Stock Certificate of Ascent (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.5
Form of Warrant (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.6	Warrant Agreement dated July 27, 2001 between Ascent and Mellon Investor Services LLC, as Warrant Agent (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

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

10.3
Form of Indemnity Agreement (incorporated herein by reference to Ascent's Registration Statement on Form S-4 (Registration No. 333-57746)).
10.4

Registration Rights Agreement, dated as of July 27, 2001 by and among Ascent and the purchasers named on the signature pages thereto (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.5

Loan Agreement, dated as of July 27, 2001 among Ascent, Fortis Capital Corp., as agent and the lenders signatory thereto (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.6	Asset Contribution Agreement, dated July 26, 2001 by and between Ascent and Forman Petroleum Corporation (incorporated herein by reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.7	Agreement and Plan of Merger dated as of September 28, 2001 among Ascent, Devo and Devo Operating Company, LLC (incorporated herein by reference to Ascent's Current Report on Form 8-K dated August 14, 2001).

10.8	Indenture dated September 28, 2001 among Ascent, the subsidiary guarantors named therein and U.S. Bank N.A., as trustee (incorporated herein by reference to Ascent's Current Report on Form 8-K dated August 14, 2001).

10.9	Exchange Agreement, dated as of September 28, 2001 by and among Ascent, the subsidiary guarantors named therein and other parties named therein (incorporated herein by reference to Ascent's Current Report on Form 8-K dated August 14, 2001).

10.10	First Amendment to the Loan Agreement dated as of September 28, 2001, between Ascent and Fortis Capital Corp. (incorporated herein by reference to Ascent's Current Report on Form 8-K dated August 14, 2001).

10.11	Registration Rights Agreement, dated as of September 28, 2001 among Ascent and the other parties named therein (incorporated herein by reference to Ascent's Current Report on Form 8-K dated August 14, 2001).

(b) Reports on Form 8-K

(1)    On August 14, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, the completion of the acquisition of Pontotoc Production, Inc.

(2)    On September 28, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 2, the acquisition of Devo Holding Company, LLC.

Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascent Energy Inc.
Date: November 20, 2001	By: /s/ Jeffrey Clarke Jeffrey Clarke Chief Executive Officer and President

By: /s/ Kevin D. McMillan Kevin D. McMillan Senior Vice President and Chief Financial Officer