Form 10-K
period 2001-12-31
ASCENT ENERGY INC
filed 2002-04-16
CIK 1132415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 FOR THE TRANSITION PERIOD

                    FROM TO COMMISSION FILE NUMBER 333-31375*

                               ASCENT ENERGY INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  72-1493233
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

1700 REDBUD BOULEVARD, SUITE 450 MCKINNEY,
           TEXAS 75069                              (972) 547-7150
 (Address of principal executive            (Registrant's telephone number
         offices)(Zip Code)                     including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE THE REGISTRANT WAS UNABLE TO OBTAIN FROM ARTHUR ANDERSEN LLP A MANUALLY SIGNED REPORT. PLEASE SEE PAGE F-1 INCLUDED HEREIN FOR ADDITIONAL INFORMATION.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 20, 2002, there were 4,950,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.


* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective June 29, 2001.

                               ASCENT ENERGY INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                                                                 1

ITEM 1.         BUSINESS                                                                                               1

ITEM 2.         PROPERTIES                                                                                            13

ITEM 3.         LEGAL PROCEEDINGS                                                                                     14

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   14

PART II                                                                                                               15

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 15

ITEM 6.         SELECTED FINANCIAL AND OPERATING DATA                                                                 16

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 17

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            25

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                           27

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                  27

PART III                                                                                                              28

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                    28

ITEM 11.        EXECUTIVE COMPENSATION                                                                                29

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                        31

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                        32

PART IV.                                                                                                              33

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                       33


                                     PART I
ITEM 1. BUSINESS

OVERVIEW

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

RECENT DEVELOPMENTS

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

Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 679 active properties, 30 in South Louisiana and 625 shallow wells in Pontotoc County, Oklahoma, and 24 wells in South Texas. We serve as operator on the majority of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We are headquartered in McKinney, Texas, with additional offices in New Orleans, Louisiana, and Ada, Oklahoma.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. The subsidiaries include Pontotoc Acquisition Corp., Pontotoc Production Company, Inc., Oklahoma Basic Economy Corporation, Pontotoc Holdings, Inc. and Pontotoc Gathering, L.L.C. All significant inter-company balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Restructuring

In July, 2001, prior to the consummation of the acquisition of Pontotoc, our predecessor was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring." The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented. The accompanying consolidated financial statements include the accounts of our predecessor and Ascent prior to the Restructuring.

Pontotoc Acquisition

On July 31, 2001, we acquired approximately 91% of Pontotoc's outstanding common stock. Subsequently, we acquired the remaining Pontotoc shares on August 14, 2001 in the second-step of the merger and merged Pontotoc into one of our wholly-owned subsidiaries. The purchase price for all the outstanding Pontotoc common stock was approximately $48.5 million in cash and 5,323,695 shares of our Series B mandatorily convertible preferred stock. These shares were valued at $0.49 per share based on the trading price of Pontotoc's common stock for the five trading days prior to and following the date of the merger agreement.

We financed the cash portion of the purchase price for the Pontotoc acquisition through:

o  borrowing $30 million under our credit facility;
o a portion of the proceeds from the private sale for $21.1 million of shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock; and
o  existing internal cash resources.

The proceeds from the sale of our Series A redeemable preferred stock were approximately $21.1 million. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference, or $21.1 million (plus any unpaid dividends), in July 2006.

Devo Merger

On September 28, 2001, we acquired Devo Holding Company, LLC ("Devo") in a statutory merger under Delaware law. The assets of Devo and its subsidiary, Devo Operating Company, LLC, consist primarily of South Texas oil and gas producing properties. We issued $75.0 million in principal amount of our unsecured 11 3/4% Senior Notes due April 30, 2006 (the "Notes") in a private transaction in connection with the Devo acquisition, at approximately a 1% discount. Approximately $65.7 million of the Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003. Approximately $6.5 million of the Notes were issued to Devo's equity holders as consideration in the Devo acquisition. Jefferies & Company, Inc. (See Note 12 -Related Party Transactions) received approximately $2.8 million of the Senior Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the Senior Notes. The Senior Notes are redeemable after April 30, 2004 at 105%. Prior to that date, Ascent may redeem up to 35% of the Senior Notes at 111%. The Senior Notes subject Ascent to certain covenants which, among other things, limit Ascent's ability to pay dividends, incur additional indebtedness and certain lease obligations, issue preferred stock exchange or transfer assets.

These transactions were treated as purchases for accounting purposes. The purchase prices were allocated to the assets and liabilities based on estimated fair value. No value was assigned to the warrants. The allocations of the purchase prices are preliminary and subject to change within one year of the acquisition dates. Net assets acquired in the transactions were as follows:

                                              Transactions
                                             (in thousands)
                                  --------------------------------------
                                       Pontotoc             Devo
                                       --------             ----
       Oil and gas properties          $91,195            $67,449
       Working capital,
         excluding cash                    656              1,775
       Debt                             (7,315)           (73,698)
       Deferred taxes                  (31,745)            (1,360)
       Preferred stock                  (2,609)                --
                                       -------           --------
       Net cash paid (received)        $50,182            $(5,834)
                                       =======           ========




     The operating results of Pontotoc and Devo have been consolidated in the Company's statement of operations since July 28, 2001 and September 28, 2001, respectively.

SIGNIFICANT PROPERTIES


     We have summarized our most significant properties in the tables below as of December 31, 2001:



                                                              Net Proved Reserves (1)
                                                              -----------------------
                                                                                           December 2001
                                          Our      Our Net                                 Average Daily
                                        Working    Revenue                                 Net Production
Producing Properties                   Interest    Interest     MBOE       % Developed         (BOE)
--------------------                   --------    --------     ----       -----------         -----
Lake Enfermer Field, LA                 92.9%       64.8%      2,954         37.0%               794

New Taiton Field, TX                    89.3%       46.1%      3,332         59.9%             1,153

La Copita Field. TX                     92.2%       56.7%      4,839         54.7%               687

Allen Anticline Field, OK               93.9%       81.3%      8,343         64.7%                 0

------------------


(1) Estimates of net proved reserves are based on our third party independent reserve report as of December 31, 2001.


       LAKE ENFERMER FIELD, LOUISIANA. The Lake Enfermer Field is located in a marsh area on a deep, complexly faulted field, salt structure in Lafourche Parish, Louisiana. Since 1992, we have acquired leases on 3,650 acres in this field and operate the field. The field was first discovered in 1955 and through December 2001 has produced more than 33.8 MMBoe (one million barrels of oil equivalent, determined using the ratio of six Mcf (thousand cubic feet) of natural gas to one barrel of oil).

       NEW TAITON FIELD, TEXAS. The New Taiton Field is located in Wharton County, Texas. This field was acquired in the Devo Acquisition. We are the operator and own working interests ranging from 85% to 100%. This field was discovered in 1949.

       LA COPITA FIELD, TEXAS. The La Copita Field is located in east central Starr County, Texas. This field was acquired in the Devo Acquisition. We operate La Copita Field and own working interests ranging from 53% to 100%. La Copita Field was discovered in 1949. Cumulative production from this field exceeds 200 BCF.

       ALLEN ANTICLINE FIELD, OKLAHOMA. The Allen Anticline Field is located throughout Pontotoc County, Oklahoma. This field was acquired in the Pontotoc Acquisition. We operate nearly all of the wells in which we have an interest. Working interests in this field generally range from 50% to 100%. The Allen Anticline Field was discovered in the 1920's.

 PRODUCTIVE WELLS

       The following table sets forth the number of producing wells in which we maintain an ownership interest at December 31, 2001:

                                   PRODUCTIVE WELLS
                         --------------------------------------
                               Gross               Net
                         ------------------ -------------------
Gas                            305.0              267.1
Oil                            374.0              341.3
                               -----              -----
    Total                      679.0              608.4
                               =====              =====

      Productive wells consist of producing wells and wells capable of production. A gross well is a well in which we maintain a working interest while a net well is deemed to exist when the sum of the fractional working interests owned by us equals one. Wells with multiple completions are counted as one well. Of the gross wells reported in the table, two had multiple completions.

DRILLING ACTIVITY


       The following table sets forth our drilling activity for the last three years:

                                                                       Year Ended December 31,
                                                     ----------------------------------------------------------
                                                           2001                 2000                  1999
                                                     ----------------    -----------------     ----------------
                                                      Gross     Net        Gross     Net         Gross    Net
                                                      -----     ---        -----     ---         -----    ---
Development wells:
    Productive.......................................  5.0      4.6         1.0      1.0          0.0     0.0
    Non-productive...................................  1.0      1.0         0.0      0.0          0.0     0.0
                                                       ---      ---         ---      ---          ---     ---
        Total........................................  6.0      5.6         1.0      1.0          0.0     0.0
                                                       ---      ---         ---      ---          ---     ---
Exploratory wells:
    Productive.......................................  0.0      0.0         0.0      0.0          0.0     0.0
    Non-productive...................................  1.0      1.0         1.0      0.5          0.0     0.0
                                                       ---      ---         ---      ---          ---     ---
        Total........................................  1.0      1.0         1.0      0.5          0.0     0.0
                                                       ---      ---         ---      ---          ---     ---
Total:
    Productive.......................................  5.0      4.6         1.0      1.0          0.0     0.0
    Non-productive...................................  2.0      2.0         1.0      0.5          0.0     0.0
                                                       ---      ---         ---      ---          ---     ---
        Total........................................  7.0      6.6         2.0      1.5          0.0     0.0
                                                       ===      ===         ===      ===          ===     ===

NET PRODUCTION, UNIT PRICES AND COSTS

       The following table presents certain information regarding our production volumes, average sale prices and average production costs for the last three years:


                                                                     Year Ended December 31,
                                                           ---------------------------------------
                                                             2001            2000           1999
                                                           -------          -------       --------
         Production:
         Natural gas (MMcf)......................            3,010            1,797         3,091
         Oil and condensate (MBbls)..............              442              270           343
           Total (MMcfe).........................            5,663            3,414         5,154
         Average sales price per unit:
         Natural gas--
           Revenues from production
              (per Mcf)..........................          $  3.74          $  4.05       $  2.28

           Effects of hedging activities
              (per Mcf)..........................             0.20                -             -
                                                           -------          -------       --------
           Average price (per Mcf)...............          $  3.94          $  4.05       $  2.28
                                                           -------          -------       --------
         Oil and condensate--
           Revenues from production
              (per Bbl)..........................          $ 21.83         $  27.49       $ 17.34

           Effects of hedging activities
              (per Bbl)..........................             0.52                -             -
                                                           -------          -------       --------
           Average price (per Bbl)...............            22.35            27.49         17.34
                                                           -------          -------       --------
         Total revenues from production
              (per Mcfe).........................          $  3.69          $  4.30       $  2.52

         Effects of hedging activities
              (per Mcfe).........................             0.15                -             -
                                                           -------          -------       --------
           Total average price
                  (per Mcfe).....................          $  3.84          $  4.30          2.52
                                                           ========         =======       ========
         Expenses (per Mcfe):
         General and administrative..............          $  0.75          $  0.78       $  0.59
         Lease operating expenses (excluding
           Production taxes).....................          $  0.97          $  0.98       $  0.61
         Depreciation, depletion and amortization
           of oil and natural gas properties.....          $  1.37          $  1.31       $  1.09

CAPITAL EXPENDITURES

      The following table presents information regarding our net costs incurred in oil and natural gas property acquisitions, exploration and development activities for the past three years ended December 31, 2001:


                                                          2001                2000                1999
                                                          ----                ----                ----
     Property acquisition
          Proved                                     $  157,061,199         $    574,008       $     81,840
          Unproved                                                -                    -                  -
     Exploration                                                  -            1,502,880          3,345,943
     Development                                          7,693,813               46,853          1,745,862
     Capitalized G&A costs.                                 307,064              842,391                -0-
                                                     --------------         ------------       -------------
                                                     $  165,062,076         $  2,966,132       $  5,173,645
                                                     ==============         ============       ============

EMPLOYEES

     On December 31, 2001, we employed 80 people, including 51 that work in our field offices. None of our employees is covered by a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

CAUTIONARY STATEMENTS

        Certain statements made in this Report that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

        o our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

        o  projected or anticipated benefits from future or past acquisitions;
           and

        o projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

        Also, you can generally identify forward-looking statements by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

        All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

        o dependence on exploratory drilling activities, uncertainties about the estimates of reserves and the need to replace reserves;

        o  the volatility of prices of oil and gas;

        o drilling and operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

        o the effect on our performance of regulatory programs and environmental matters;

        o the continued active participation of our executive officers and key operating personnel.


        Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Report, whether as a result of receiving new information, the occurrence of future events or otherwise. All subsequent written and oral forward-looking statements attributable us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

        A more detailed discussion of certain of the foregoing factors follows:

OIL AND GAS MARKETING

       We sell our natural gas and oil production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. The price received by us for natural gas and oil production historically has fluctuated widely. Decreases in the price of natural gas and oil could adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flow. From time to time we may enter into transactions hedging the price of oil and natural gas production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."

COMPETITION AND MARKETS

      We operate in a highly competitive environment. We compete with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate these properties. We also compete with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of our competitors have financial and other resources substantially greater than ours.

      Competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire and develop additional properties in the future will depend on our ability to conduct operations, evaluate and select suitable properties and close transactions in this highly competitive market environment.

      The marketability of our production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or termination of development plans for properties. In addition, regulatory changes affecting oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect our ability to produce and market our oil and natural gas on a profitable basis. In addition, larger competitors may be able to absorb the burden of any regulatory changes more easily than we can, which would adversely affect our competitive position.

REGULATION

      Our business can be affected by a number of regulatory policies, including the regulation of production, federal and state regulations governing environmental quality and pollution control, state limits of allowable rates of production by a well or proration unit and incentives to promote alternative or competitive fuels. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are also subject to the jurisdiction of various federal, state and local agencies.

       Federal Regulation of Natural Gas. Federal legislation and regulatory controls in the United States have historically affected the price of natural gas and the manner in which natural gas production is marketed. In the past, the federal government has regulated the price at which natural gas could be sold and could reenact price controls in the future.

       Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation are subject to extensive federal regulation. Beginning in 1992, the Federal Energy Regulatory Commission issued a series of orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. The Federal Energy Regulatory Commission has stated that it intends for these orders and its future restructuring activities to foster increased competition within all phases of the natural gas industry. Although these orders do not directly regulate our production and marketing activities, they do affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas.

      The courts have largely affirmed the significant features of the Federal Energy Regulatory Commission's deregulation orders and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. For example, the Federal Energy Regulatory Commission issued Order No. 637 which:

        o lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year;

        o permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;

        o encourages, but does not mandate, auctions for pipeline capacity; requires pipelines to implement imbalance management services;

        o restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

        o  implements a number of new pipeline reporting requirements.

       Order No. 637 also requires the Federal Energy Regulatory Commission's staff to analyze whether the Federal Energy Regulatory Commission should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the Federal Energy Regulatory Commission should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

       We cannot predict what other actions the Federal Energy Regulatory Commission will take on these matters, nor can we accurately predict whether the Federal Energy Regulatory Commission's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

       Oil Sales and Transportation Rates. Sales prices of crude oil and natural gas liquids by us are not regulated. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. In a number of instances, however, the ability to transport and sell these products depends on pipelines whose rates, terms and conditions of service are subject to Federal Energy Regulatory Commission jurisdiction. In other instances, the ability to transport and sell our products depends on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies. Certain regulations implemented by the Federal Energy Regulatory Commission in recent years could result in an increase in the cost of transportation service on these pipelines. However, we do not believe that these regulations affect us any differently than any other producer or marketer.

       Environmental Matters. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect our oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could require us to make significant capital expenditures, increase our operating costs or otherwise adversely affect our competitive position.

       The Comprehensive Environmental Response, Compensation and Liability Act, also known as "CERCLA," imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur CERCLA liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a CERCLA site.

        The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, also known as "RCRA," regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." However, other wastes handled at exploration and production sites may not fall within this exclusion. Disposal of non-hazardous oil and natural gas exploration, development and production wastes usually is regulated by state law.

        Stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes," thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA. The impact of future revisions to environmental laws and regulations cannot be predicted.

        The Oil Pollution Act of 1990, also known as OPA 90, provides that persons responsible for facilities and vessels (including the owners and operators of onshore facilities) are subject to strict joint and several liability for cleanup costs and certain other public and private damages arising from a spill of oil into waters of the United States. OPA 90 established a liability limit for onshore facilities of $35 million. However, facilities located in coastal waters may be considered "offshore" facilities subject to greater liability limits under OPA 90 (all removal costs plus $75 million). In addition, a party cannot take advantage of this liability limit if the spill was caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA 90 also imposes other requirements on facility owners and operators, such as the preparation of an oil spill response plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject the responsible party to civil or criminal enforcement actions.

        OPA 90 also imposes financial responsibility requirements on the person or persons statutorily responsible for certain facilities. Under the related regulations, oil production and storage facilities that are located in wetlands adjacent to coastal waters could be required to demonstrate various levels of financial ability to reimburse governmental entities and private parties for costs that they could incur in responding to an oil spill, if the Minerals Management Services determines that spills from those particular facilities could reach coastal waters.

OPERATING RISKS AND INSURANCE

        The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures and discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above, including insuring the cost of clean-up operations, public liability and physical damage. There can be no assurance that any insurance we obtain will be adequate to cover any losses or liabilities or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

OUR CAPITALIZATION OR VOLATILITY IN OUR RESULTS MAY PREVENT US FROM RAISING THE CAPITAL NECESSARY TO DRILL WELLS.

       We may not be able to successfully pursue our business strategy if our balance sheet, volatility in our results or general industry or market conditions prevents us from raising the capital required for our exploration and development activities and other operations. We expect to make substantial expenditures for the exploitation, exploration, development and production of oil and natural gas reserves. If our revenues or cash flow from operations decrease as a result of lower oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, or we are unable to raise additional debt or equity proceeds to fund such expenditures, then we may curtail our drilling, development and other activities. In addition, we may be forced or choose to sell some of our assets on an untimely or unfavorable basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

THE OIL AND GAS RESERVES DATA AND FUTURE NET REVENUES ESTIMATES WE REPORT ARE UNCERTAIN.

       The process of estimating oil and natural gas reserves is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic and other factors beyond our control. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown.

       Actual future production, oil and gas prices, revenues, taxes, development costs, operating expenses and quantities of recoverable oil and gas reserves will vary from those currently estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this document and the information incorporated by reference. Our properties may also be susceptible to hydrocarbon drainage from wells on adjacent properties operated by other owners. In addition, we may adjust reserve estimates to reflect production history, results of exploration and development, availability of rigs and other equipment, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves will vary from the estimates used. Such variances may be material.

       You should not assume that the present value of future net cash flows from our proved reserves referred to in this prospectus is the current market value of these reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Current commodity prices are at historically high levels. At current prices, we believe the present value of future net revenue amounts included in this prospectus or incorporated herein cannot be construed as the current market value of the estimated oil and gas reserves attributable to our properties. Actual future prices and costs are likely to differ materially from those used in the present value estimate because of changes in commodity prices or hedging transactions. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with us or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

LOWER OIL AND GAS PRICES MAY CAUSE US TO RECORD CEILING TEST WRITE-DOWNS.

       We use the full cost method of accounting to account for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves at a point in time, discounted at 10%, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. Due to low oil and gas prices in the third quarter of 2001, we wrote down our oil and gas properties by $4.2 million on September 30, 2001. No ceiling test write-down was necessary at December 31, 2001.

       Our use of hedging transactions for a portion of our oil and gas production may limit future revenues from price increases and result in significant fluctuations in our stockholders' equity.

       We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, these hedging arrangements may expose us to the risk of financial loss if:

        o  production is less than expected;

        o there is a change in the expected differential between the underlying price in the hedging arrangement and actual prices received;

        o the other party to the hedging contract defaults on its contract obligations; or

        o a sudden, unexpected event materially affects oil or natural gas prices.


       We adopted Statement of Financial Accounting Standards (SFAS) No. 133 as of January 1, 2001. As a result of adopting SFAS No. 133, our stockholders' equity may fluctuate significantly from period to period. SFAS No. 133 generally requires us to record each derivative instrument as an asset or liability measured at its fair value. We must record an initial adjustment in the other comprehensive income component of stockholders' equity on adoption of SFAS No. 133, which amount will likely be significant. Thereafter, we must similarly record changes in the value of our hedging, which could result in significant fluctuations in stockholders' equity from period to period.

       For further discussion of our hedging arrangements, please see "Quantitative and Qualitative Disclosures About Market Risk."

WE MAY BE UNABLE TO IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES THAT WE ACQUIRE OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM.


        The acquisition of properties requires us to assess a number of factors, including:

        o value of the oil or gas properties and likelihood of future production;

        o  future prices of oil and gas;

        o  recoverable reserves;

        o  development and operating costs;

        o  potential environmental and other liabilities;

        o  drilling and production difficulties; and

        o  other factors beyond our control.

       Such assessments are inexact and inherently uncertain. We intend to perform such reviews in a manner that we believe at the time to be generally consistent with industry practice. These reviews, however, may not reveal all existing or potential problems, nor would they permit a buyer to become sufficiently familiar with such properties to assess fully their deficiencies or benefits. For instance, inspections may not be performed on every well, and structural or environmental problems, such as pipeline corrosion, may not be observable even when an inspection is undertaken. In addition, we may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. We can make no assurance that any future acquisitions will be beneficial. Any unsuccessful acquisition could have a material adverse affect on us.

THERE IS A LACK OF AN ESTABLISHED TRADING MARKET FOR OUR SECURITIES.

       There is no existing trading market for the common stock, preferred stock or the warrants and it is not expected that any active market will develop.

TCW AND JEFFERIES CONTROL A MAJOR PORTION OF OUR OUTSTANDING COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK.

       The TCW Funds and its affiliates and funds controlled by Jefferies & Company, Inc. own approximately 95% of our outstanding common stock and 93% of warrants to purchase common stock. By virtue of such ownership, the TCW Funds and Jefferies will have the power to determine the outcome of various corporate actions requiring shareholder approval.

WE HAVE NO INTENTION TO PAY DIVIDENDS.

       We currently intend to retain any earnings for the future operation and development of its business and do not currently intend to declare or pay any dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

NATURAL GAS AND OIL RESERVES

        Our proved oil and gas reserves at December 31, 2001 were attributable to wells located in Louisiana, Oklahoma and Texas. The following table presents estimated proved reserves as of December 31, 2001, and the related present value of estimated future net revenues before income taxes at such date, as estimated by our independent petroleum engineers, Netherland, Sewell & Associates, Inc. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown on the table are not intended to represent the current market value of our estimated natural gas and oil reserves.

       The present value of future net cash flows before income taxes as of December 31, 2001, was determined using the December 31, 2001, prices of $2.84 per Mcf of natural gas and $18.40 per Bbl of oil.

        The proved reserves and related present value of estimated future net revenues, discounted at 10%, are found below:

                                                                   Non-
                                                   Producing     Producing     Undeveloped        Total
                                                   ---------     ---------     -----------        -----
Natural gas (MMcf)............................        13,526        36,988          34,929        85,443
Oil and NGLs (MBbls)..........................         4,655         2,596           5,042        12,293
           Total proved reserves (MMcfe)......        41,455        52,565          65,180       159,201

Present value of estimated future net
  revenues before income taxes, discounted
  at 10% (in thousands).......................      $ 43,444      $ 49,811        $ 64,928     $ 158,183
Standardized measure of discounted
  future net cash flows (in thousands)........                                                 $ 136,065

        These estimates of our proved reserves have not been filed with or included in reports to any federal agency.

        The process of estimating natural gas and oil reserves is a complex and subjective process. It requires various assumptions, including assumptions relating to product prices, operating expenses, capital expenditures, taxes and the availability of funds. We must project production rates and timing of development expenditures. We analyze available geological, geophysical, production and other data, and the extent, quality and reliability of this data will vary. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision based upon future product prices, actual production, results of future development and exploration activities, operating costs and other factors, and the revisions may be material. Accordingly, reserve estimates will generally be different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates highly depends on the accuracy of the assumptions upon which they are based. Accordingly, the reserve data set forth herein represents only estimates.

        In accordance with applicable SEC requirements, the estimates of our proved reserves and future net revenues are made using oil and natural gas sales prices that are in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. You should not assume that the present value of future net revenues from our proved reserves is the current market value of these reserves. Estimated quantities of proved reserves and future net revenues therefrom are affected significantly by oil and natural gas prices, which have fluctuated widely in recent years. Current commodity prices are at historically high levels. At current prices, we believe of future net revenue amounts included here or incorporated herein cannot be construed as the current market value of the oil and gas reserves attributable to our properties. The average prices of oil and gas we have actually received for years 2001, 2000 and 1999 were $22.35, $27.49 and $17.34 respectively, per barrel and $3.90, $4.05 and $2.28, respectively, per Mcf. Subsequent to December 31, oil prices have increased approximately 39% and natural gas prices have increased approximately 20% from December 31, 2001 prices. Accordingly, the discounted future net cash flows would be increased if the standardized measure were calculated at a later date. Actual future prices and costs are likely to differ materially from those used in the present value estimate because of changes in commodity prices or hedging transactions.

TITLE TO PROPERTIES

        We believe that we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as, in our view, do not materially detract from the use or value of the properties. As is customary in the oil and gas industry, we perform only a preliminary title investigation before leasing undeveloped properties. A title opinion is typically obtained before the commencement of drilling operations and any material defects are remedied prior to the time the actual drilling of a well is commenced. If the operator or we were unable to remedy or cure any title defect, we could suffer a loss of our entire investment in the property. Our properties are subject to customary royalty interests, liens for current taxes, liens of vendors and other customary burdens, which we do not believe materially interfere with the use of or affect the value of our producing properties.

ACREAGE

        The table below summarizes our developed and undeveloped leasehold acreage as of December 31, 2001:

                                          Acreage
                            -------------------------------------
                                 Gross                 Net
                            ----------------     ----------------
Developed                       30,321               23,658
Undeveloped                      5,361                5,593
                                ------               ------
        Total                   35,682               29,251
                                ======               ======

       Gross acreage is acreage in which a working interest is owned while a net acre is deemed to exist when the sum of the fractional working interests in gross acres equals one. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. As is customary in the industry, we can retain our interests in undeveloped acreage by drilling activity that establishes commercial production or by payment of delay rentals during the remaining primary term. The oil and natural gas leases in which we have an interest are for varying primary terms; however, most of our developed leased acreage is beyond the primary term and is held by producing wells.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be a party to various legal proceedings. We currently are a party to a lawsuit arising in the ordinary course of business. Management does not expect this matter to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no established public trading market for our common stock, preferred stock or our warrants and it is unlikely that any will develop. As of January 15, 2002, there was 1 holder of record of our common stock and 154 holders of record of our Preferred Series B stock.

       We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Payments of cash dividends on our preferred stock is decided on a quarterly basis by the board of directors. To date, no preferred stock dividends have been declared and paid.

 ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

       The following table sets forth a summary of our selected historical financial information for the periods set forth below. This information is derived from our financial statements and the notes thereto. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

       This filing contains unaudited financial statements in lieu of audited financial statements because the Company was unable to obtain from Arthur Andersen LLP a manually signed report. The Company expects to obtain a manually signed report from Arthur Andersen LLP and file an amended report on Form 10-K containing audited financial statements on or before April 22, 2002. No auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of the Company for each of the periods reported in accordance with generally accepted accounting principles.

                   SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)


                                                      2001         2000         1999         1998          1997
                                                      ----         ----         ----         ----          ----
STATEMENT OF OPERATIONS DATA:
   Oil and natural gas revenue................      $ 21,617     $ 14,696     $ 12,993     $ 15,950      $ 14,235
   Operating expenses.........................        23,199       11,163       12,494       36,691        24,814
                                                    --------     --------     --------     --------      --------
   Operating income (loss)....................        (1,582)       3,533          499      (20,741)      (10,579)
     Interest expense.........................        (3,335)          -         6,244       10,122         7,724
     Other income.............................           182          264          123          325           474
                                                    --------     --------     --------     --------      --------
       Net gain (loss) from operations before
        reorganization items, income taxes and
        extraordinary items...................        (4,735)       3,797       (5,622)     (30,538)      (17,829)
   Reorganization items:
     Reorganization costs.....................           -           (899)      (1,184)          -           -
     Adjust accounts to fair value............           -             -         6,268           -           -
                                                    --------     --------     --------     --------      --------
   Net gain (loss) before income taxes
       and extraordinary item.................        (4,735)       2,898         (538)     (30,538)      (17,829)
     Provision (benefit) for income
     taxes....................................        (1,247)      (1,182)        (188)          -           -
                                                    --------     --------     --------     --------      --------
   Net income (loss) before extraordinary
    items.....................................        (3,488)       1,716         (349)     (30,538)      (17,829)
     Extraordinary gain on extinguishment of
      debt, net of taxes of $10,089...........           -             -        46,724           -           -
                                                    --------     --------     --------     --------      --------
   Net gain (loss)............................        (3,488)       1,716       46,375      (30,538)      (17,829)
     Preferred stock dividends................        (1,168)          -        (1,153)      (1,729)         (923)
                                                    --------     --------     --------     --------      --------
   Net income (loss) attributed to common shares    $ (4,656)     $ 1,716     $ 45,222    $ (32,267)    $ (18,752)

   Basic and diluted
   Net income (loss) per share attributable to
      Common shares before extraordinary
        item..................................      $  (0.94)     $  0.35     $   0.30)   $   (6.52)    $   (3.79)
   Extraordinary item per
     share....................................           -             -          9.44    $      -           -
                                                    --------     --------     --------     --------      --------
   Net income (loss) per share................      $  (0.94)      $ 0.35     $   9.14    $   (6.52)    $   (3.79)
                                                    ========     ========     ========    =========     =========
   Weighted average shares outstanding                 4,950        4,950        4,950        4,950         4,950

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       This filing contains unaudited financial statements in lieu of audited financial statements because the Company was unable to obtain from Arthur Andersen LLP a manually signed report. The Company expects to obtain a manually signed report from Arthur Andersen LLP and file an amended report on Form 10-K containing audited financial statements on or before April 22, 2002. No auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of the Company for each of the periods reported in accordance with generally accepted accounting principles.

        The following discussion is intended to assist in understanding our financial position and results of operations for each year of the three-year period ended December 31, 2001. Our consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

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

Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 679 active properties, 30 in South Louisiana and 625 shallow wells in Pontotoc County, Oklahoma, and 24 wells in South Texas. We serve as operator on the majority of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We are headquartered in McKinney, Texas, with additional offices in New Orleans, Louisiana, and Ada, Oklahoma.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. The subsidiaries include Pontotoc Acquisition Corp., Pontotoc Production Company, Inc., Oklahoma Basic Economy Corporation, Pontotoc Holdings, Inc. and Pontotoc Gathering, L.L.C. All significant inter-company balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

     Restructuring

In July, 2001, prior to the consummation of the acquisition of Pontotoc, our predecessor was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring." The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented. The accompanying consolidated financial statements include the accounts of our predecessor and Ascent prior to the Restructuring.

     Pontotoc Acquisition

On July 31, 2001, we acquired approximately 91% of Pontotoc's outstanding common stock. Subsequently, we acquired the remaining Pontotoc shares on August 14, 2001 in the second-step of the merger and merged Pontotoc into one of our wholly-owned subsidiaries. The purchase price for all the outstanding Pontotoc common stock was approximately $48.5 million in cash and 5,323,695 shares of our Series B mandatorily convertible preferred stock. These shares were valued at $0.49 per share based on the trading price of Pontotoc's common stock for the five trading days prior to and following the date of the merger agreement.

We financed the cash portion of the purchase price for the Pontotoc acquisition through:

        o  borrowing $30 million under our credit facility;

        o a portion of the proceeds from the private sale for $21.1 million of shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock; and

        o  existing internal cash resources.

The proceeds from the sale of our Series A redeemable preferred stock were approximately $21.1 million. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference, or $21.1 million (plus any unpaid dividends), in July 2006.

     Devo Merger

On September 28, 2001, we acquired Devo Holding Company, LLC ("Devo") in a statutory merger under Delaware law. The assets of Devo and its subsidiary, Devo Operating Company, LLC, consist primarily of South Texas oil and gas producing properties. We issued $75.0 million in principal amount of our unsecured 11 3/4 % Senior Notes due April 30, 2006 (the "Notes") in a private transaction in connection with the Devo acquisition, at approximately a 1% discount. Approximately $65.7 million of the Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003. Approximately $6.5 million of the Notes were issued to Devo's equity holders as consideration in the Devo acquisition. Jefferies & Company, Inc. (See Note 12 - Related Party Transactions) received approximately $2.8 million of the Senior Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the Senior Notes. The Senior Notes are redeemeable after April 30, 2004 at 105%. Prior to that date, Ascent may redeem up to 35% of the Senior Notes at 111%. The Senior Notes subject Ascent to certain covenants which, among other things, limit Ascent's ability to pay dividends, incur additional indebtedness and certain lease obligations, issue preferred stock exchange or transfer assets.

These transactions were treated as purchases for accounting purposes. The purchase prices were allocated to the assets and liabilities based on estimated fair value. No value was assigned to the warrants. The allocations of the purchase prices are preliminary and subject to change within one year of the acquisition dates. Net assets acquired in the transactions were as follows:

                                           Transactions
                                          (in thousands)
                               --------------------------------------
                                    Pontotoc             Devo
                                    --------            -------
    Oil and gas properties         $ 91,195            $ 67,449
    Working capital,
      excluding cash                    656               1,775
    Debt                             (7,315)            (73,698)
    Deferred taxes                  (31,745)             (1,360)
    Preferred stock                  (2,609)                -
                                   --------            --------
    Net cash paid (received)       $ 50,182            $ (5,834)
                                   ========            ========


The operating results of Pontotoc and Devo have been consolidated in the Company's statement of operations since July 28, 2001 and September 28, 2001, respectively.

     PREDECESSOR PLAN OF REORGANIZATION.

Our predecessor, Forman Petroleum Corporation, had a Bankruptcy Plan confirmed by the Bankruptcy Court on December 29, 1999 and consummated effective January 14, 2000. As of the confirmation date, it had total assets of $33.9 million and liabilities of $96.0 million. Except as described herein, all of our liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. Pursuant to the Bankruptcy Plan, our predecessor issued an aggregate of approximately $3.6 million of promissory notes to general unsecured creditors and paid approximately $300,000 to holders of convenience claims. All disputed claims related to the bankruptcy have been resolved and, by order entered on December 9, 2000, a final decree was entered that closed the bankruptcy case.

     PREDECESSOR FRESH START REPORTING.

Our predecessor accounted for the reorganization by using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." For accounting purposes, our predecessor assumed that the Bankruptcy Plan was consummated on December 31, 1999. Under the principles of fresh start accounting, its total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets at their estimated fair value. Accordingly, its oil and gas full cost pool was reduced by approximately $60 million, its unevaluated oil and gas properties were increased by approximately $3 million, its other property and equipment was reduced by approximately $1.6 million, and its accumulated DD&A of $64.1 million was written off. In addition, its senior notes payable of $70 million, the interest payable of $11.1 million on the senior notes, its preferred stock of $13.6 million and the related deferred financing costs of $4.4 million were all written off.

       The total reorganization value assigned to its proved oil and gas properties was estimated by adjusting the net pre-tax future cash flows discounted at a 10% annual rate (PV-10) of its proved reserves ($36.4 million) as set forth in the Estimate of Reserves and Future Revenue report on its proved oil and gas properties as of December 31, 1999, prepared by Netherland, Sewell & Associates. This report was prepared in accordance with SEC guidelines, utilizing constant prices existing as of December 31, 1999. These prices were adjusted to reflect the product prices used in valuing producing properties, and then our predecessor applied risking factors to the various categories of proved properties, discounting the properties as indicated:

PROVED CATEGORY                           RISK FACTOR
---------------                           -----------
Proved Producing                              95%
Proved Non-producing                          75%
Proved Undeveloped                            25%

       Applying these risk factors and adjusting the product pricing resulted in an estimated net realizable value of the PV-10 of the proved properties of $25.5 million. Our predecessor's other assets, including other property and equipment, were valued at $4.9 million. As a result of the implementation of fresh start accounting, our predecessor's financial statements after consummation of the Bankruptcy Plan are not comparable to our financial statements of prior periods.

       The effect of the Bankruptcy Plan and the implementation of fresh start accounting on our predecessor's balance sheet as of December 31, 1999 are discussed in detail in Note 1 to the Consolidated Financial Statements.

Oil and Gas Properties

Ascent uses the full-cost method of accounting, which involves capitalizing all exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes certain related employee costs and general and administrative costs which can be directly identified with significant acquisition, exploration and development projects undertaken. Such costs are amortized on the future gross revenue method whereby amortization is computed using the ratio of gross revenues generated during the period to total estimated future gross revenues from proved oil and gas reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

Revenue Recognition

We recognize oil and gas revenue upon the sale to a third party purchaser and follow the sales method for accounting for gas imbalances. Our gas imbalances as of December 31, 2001 and 2000 were insignificant.

Recent Accounting Pronouncements

In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved, requiring the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption of the standard, we will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have not yet determined the transition amounts.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstances and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on our financial statements, because we do not have any goodwill recorded.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on January 1, 2001.

OPERATING ENVIRONMENT

       Our revenues, profitability and future growth and the carrying value of our oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to increase our borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. Any substantial and extended decline in the price of oil or natural gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Price volatility also makes it difficult to budget for and project the return on either acquisitions or development and exploitation projects.

       We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. We reduced our full cost pool in 1999 in connection with the bankruptcy of our predecessor and again in the third quarter of 2001 with a ceiling-test write down.

At the third quarter 2001 review of the ceiling test, we utilized substantially higher subsequent period prices from the September 30, 2001 levels to determine any potential ceiling test write-down. Utilizing November 12, 2001 pricing levels which left the oil price unchanged from September 30, 2001 and the natural gas price increasing to $2.95 per MMBtu from $2.24 per MMBtu for that same period, we calculated and recorded a non-cash ceiling test write-down of $2.7 million (net of taxes of $1.6 million). If our discounted cash flows valued using September 30, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $22.8 million (net of taxes of $11.6 million).

At the December 31, 2001 review of the ceiling test, we utilized substantially higher subsequent period prices from the December 31, 2001 levels to determine any potential ceiling test write-down. Utilizing April 10, 2001 pricing levels which showed oil prices increasing to $26.13 per barrel from $19.84 per barrel at December 31, 2001 and the natural gas price increasing to $3.18 per MMBtu from $2.65 per MMBtu for that same period, we calculated that no non-cash ceiling test write-down was necessary. If our discounted cash flows valued using December 31, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $39.7 million (net of taxes of $23.3 million).

RESULTS OF OPERATIONS

       The following table sets forth certain operating information with respect to our oil and natural gas operations and summary information with respect to our estimated proved oil and natural gas reserves. See "Item 2. Properties - Natural Gas and Oil Reserves."



                                                                    YEAR ENDED DECEMBER 31,
                                                          2001                2000               1999
                                                          ----                ----               ----
Production:
   Oil (MBbls)                                              442                270                 343
   Gas (MMcf)                                             3,010              1,797               3,091
   Oil and gas (MMCFE)                                    5,662              3,418               5,149
Sales data (in thousands):
   Total oil sales                                     $  9,884           $  7,421             $ 5,954
   Total gas sales                                     $ 11,860           $  7,276             $ 7,038

Average sales prices:
   Oil (per Bbl)                                       $  22.36           $  27.49             $ 17.36
   Gas (per Mcf)                                       $   3.94           $   4.05             $  2.28
   Per MCFE                                            $   3.84           $   4.30             $  2.52

Average costs (per MCFE):
   Lease operating expenses                            $   0.97           $   0.98             $  0.61
   General and administrative                          $   0.75           $   0.78             $  0.59
   Depreciation, depletion and amortization (1)        $   1.37           $   1.31             $  1.09

Reserves at December 31:
   Oil (MBbls)                                           12,376              2,667               1,612
   Gas (MMcf)                                            85,704             26,260              18,996
   Oil and gas (MMCFE)                                  159,960             42,262              28,668
   Present value of estimated pre-tax future
      Net cash flows (in thousands)                    $158,183           $182,313             $36,440

 (1) - Excludes impairment.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

       Our oil and gas revenues increased approximately $7.0 million, or 48% during 2001 to $21.7 million compared to $14.7 million in 2000. Production levels for 2001 increased 65.8% to 5,662 million cubic feet of gas equivalent ("MMCFE") from 3,418 MMCFE for 2000. Gas production volumes increased 67.5%, while oil production volumes increased 63.8%. Our average sale prices (including hedging activities) for oil and natural gas for 2001 were $22.35 per Bbl and $3.94 per Mcf versus $27.49 per Bbl and $4.05 per Mcf in 2000. Revenues decreased $904,000 due to lower oil and gas prices during 2001, offset by a $867,000 increase in revenues due to the production increases from properties owned at the beginning of 2001, plus a $7.0 million increase from properties acquired during 2001..

       On an MCFE basis, lease operating expenses decreased 1.1%, to $0.97 per MCFE for 2001 from $0.98 per MCFE in 2000. For 2001, actual lease operating expenses were up 61.8%, from $3.4 million in 2000 to $5.5 million in 2001. This increase was due primarily to property acquisitions in 2001.

       Our effective severance tax rate as a percentage of oil and gas revenues increased to 6.6% for 2001 from 4.4% for 2000. This relatively higher effective rate is attributable to the increased production from wells that do not have a state severance tax exemption under Louisiana's severance tax abatement program.

       For 2001, depreciation, depletion and amortization ("DD&A") expense increased 73.2% from 2000. The increase for the year is attributable to our increased production and related future capital costs in 2002 and from acquisitions of reserves. On a MCFE basis, which reflects the increases in production, the DD&A rate for 2001 was $1.37 per MCFE compared to $1.31 per MCFE for 2000, an increase of 4.6%. The increase in DD&A per MCFE was due primarily to an increase in the full cost pool and variations in pricing during the year. At September 30,2001 a non-cash ceiling-test write-down of $4.3 million ($2.7 million net of taxes) was recorded.

       For 2001, on an MCFE basis, general and administrative ("G&A") expenses decreased 3.8%, from $0.78 per MCFE in 2000 to $0.75 per MCFE in 2001. The decrease in G&A per MCFE in 2001 was due to the increase in production during 2001 as compared to 2000. Actual G&A expenses increased 59.2%, from $2.7 million in 2000 to $4.3 million in 2001. The increase in G&A expenses was due to the addition of Pontotoc and Devo, severance payments and new staffing of the enlarged company.

       The discounted present value of our reserves decreased 13.2%, from $182.3 million at the end of 2000 to $158.2 million at the end of 2001, primarily as a result of the significant decreases in both oil and gas prices between December 2000 and December 2001, despite the significant addition of reserves from acquisitions.

       Interest expense for 2001 increased from $0.0 million in 2000 to $3.3 million for 2001. This increase of $3.3 million in interest expense is due to the incurrence of interest from the Revolving Credit Facility and the Senior Notes incurred in conjunction with the Pontotoc and Devo acquisitions.

       Due to the factors described above, our net loss attributable to common shares for 2001 was $3.0 million, a decrease of $4.7 million from the net income of $1.7 million in 2000.

       We were required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, as a result of fresh start accounting and the Pontotoc and Devo acquisitions a net deferred tax liability of $38.6 million was recorded at December 31, 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Our oil and gas revenues increased approximately $1.7 million, or 13% during 2000 to $14.7 million compared to $13.0 million in 1999. Production levels for 2000 decreased 33.7% to 569 thousand barrels of oil equivalent ("MBOE") from 859 MBOE for 1999. Gas production volumes decreased 41.9%, while oil production volumes decreased 21.4%. Our average sale prices (including hedging activities) for oil and natural gas for 2000 were $27.49 per Bbl and $4.05 per Mcf versus $17.34 per Bbl and $2.28 per Mcf in 1999. Revenues increased $5.9 million due to higher oil and gas prices during 2000, offset by a $4.2 million decrease in revenues due to the aforementioned production decreases.

       On a BOE basis, lease operating expenses increased 60.7%, to $5.89 per BOE for 2000 from $3.66 per BOE in 1999. For 2000, actual lease operating expenses were up 6.6%, from $3.1 million in 1999 to $3.4 million in 2000. This increase was due primarily to an increase in workover activity in 2000.

       Our effective severance tax rate as a percentage of oil and gas revenues decreased to 4.4% for 2000 from 5.6% for 1999. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program. The decreases in the effective tax rates between 1999 and 2000 are partially offset by the increase in the gas severance tax rate in 2000.

       For 2000, depreciation, depletion and amortization ("DD&A") expense decreased 19.9% from 1999. The decrease for the year is attributable to our decreased production and related future capital costs in 2000 and the upward revision of reserves. On a BOE basis, which reflects the decreases in production, the

DD&A rate for 2000 was $7.87 per BOE compared to $6.52 per BOE for 1999, an increase of 21%. The increase in DD&A per BOE was due primarily to an increase in the full cost pool and variations in pricing during the year. Reserve additions as of December 31, 2000, affected only the fourth quarter DD&A calculation.

       For 2000, on a BOE basis, general and administrative ("G&A") expenses increased 32.9%, from $3.51 per BOE in 1999 to $4.67 in 2000. The increase in G&A per BOE in 2000 was due to the decrease in production during 2000 as compared to 1999. Actual G&A expenses decreased 11.8%, from $3.0 million in 1999 to $2.7 million in 2000. The decrease in actual G&A expenses for 2000 was primarily the result of the capitalization of G&A expenses, in the amount of $842,391, into the full cost pool in 2000. No G&A was capitalized into the full cost pool for 1999 due to the bankruptcy and lack of funds to conduct acquisition and exploration activities. Without this capitalization of G&A in 2000, G&A on a BOE basis increased 75%, to $6.14 in 2000. Actual G&A in 2000, without the capitalization in 2000, increased $485,000 primarily due to income and franchise taxes, the addition of directors' fees and increases in contract services related to the appointment of our new president in June 2000. The recapitalization costs incurred in conjunction with our reorganization of $899,000 were not included in recurring G&A for comparison purposes.

       The discounted present value of our reserves increased 500%, from $36.4 million at the end of 1999 to $182 million at the end of 2000, primarily as a result of the significant increases in both oil and gas prices between December 1999 and December 2000, combined with the new reserves attributable to workovers and recompletions of wells in our Boutte and Lake Enfermer Fields. Our realized oil prices increased 58.6% between December 31, 1999 and December 31, 2000, from an average price per barrel of $17.34 for 1999 to an average price of $27.49 for 2000. Our realized gas prices in 2000 increased 77.8% over the realized 1999 price, from an average price per Mcf of $2.28 for 1999 to an average price per Mcf of $4.05 for 2000.

       Interest expense for 2000 decreased from $6.2 million in 1999 to $0 for 2000. Actual interest expense of $274,000 was incurred in 2000 but was capitalized into the unevaluated property within the full cost pool for reporting purposes. This decrease of $5.9 million in interest expense is due to the cessation of interest payable on our senior notes, which were canceled as a result of the reorganization effective January 14, 2000.

       Due to the factors described above, our net income from operations before extraordinary items for 2000 was $1.7 million, an increase of $2.1 million from the net loss of $349,405 for 1999.

       We were required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, as a result of fresh start accounting a net deferred tax liability of $9.9 million was recorded at December 31, 1999.

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

            As of December 31, 2001, we had $6.0 million of working capital, compared to working capital at December 31, 2000 of $4.7 million. The increase in working capital between the periods is primarily due to the increase in fair value of derivatives of $4.9 million despite lower product prices during the last three months of 2001 as compared to the same period in 2000.

            The following summary table reflects our comparative cash flows for the twelve month periods ended December 31, 2001 and 2000:


                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,


                                                            (IN THOUSANDS)

                                                          2001              2000
                                                        --------          --------

     Net cash provided by operating activities         $   6,775          $  4,050

     Net cash (used) by investing activities             (53,635)           (3,325)

        Net cash provided (used) by financing
                   activities                             45,203              (177)

            For the twelve months ended December 31, 2001 net cash provided by operating activities increased to $6.8 million from $4.1 million during the comparable period in 2000 due primarily to the property acquisitions during the twelve months of 2001 as compared to those realized during the same period in 2000. Cash used in investing activities during the twelve months ended December 31, 2001 increased to $53.6 million from $3.3 million during the comparable period in 2000 due to the acquisition of Pontotoc, offset by net cash received in the Devo acquisition, during the 2001 period. Cash used by financing activities increased from $(0.2) in the twelve months of 2000 to $45.3 million 2001 due primarily to proceeds from the Bank Credit Facility and the Series A preferred stock.

            Our capital expenditure budget for 2002 will focus on exploitation, exploration and development of our existing properties in Oklahoma, Louisiana and South Texas. We plan to retain controlling interests in our operated properties which allows us the ability to control the timing of our capital commitments and the ability to adjust our spending as oil and gas prices fluctuate. Our capital expenditure plans for development and exploitation activities for 2002 are currently estimated to be approximately $22.0 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services. We believe that our cash flows from operations, borrowings under our credit facility and our working capital will be sufficient to meet our capital expenditure plans for development and exploitation activities through the end of 2002 and our obligations for 2002 under the long term notes issued under our predecessor's bankruptcy plan.

            Part of our strategy involves the acquisition of additional properties. We plan to explore outside funding opportunities including equity or additional debt financings for use in consummating additional acquisitions. We do not know whether any financing can be accomplished on terms that are acceptable to us.

            The Company is currently considering the sale of its Louisiana properties. It intends to engage Jefferies & Company, Inc., a large shareholder of the Company, to act as financial advisor for this possible sale.

             BANK CREDIT FACILITY. As of March 29, 2002, we had $38.5 million outstanding under our credit facility with our bank. Our line of credit is secured by a mortgage lien on substantially all or our oil and gas properties and a security interest in all oil and gas production and production proceeds from those properties.

            The credit facility provides for interest periods of one, two, three or six months for LIBOR rate loans. We may also elect to pay interest at a base rate calculated by reference to the higher of the federal funds rate or The Chase Manhattan Bank's prime rate. In the case of either LIBOR rate loans or base rate loans, we must pay an additional interest rate margin that varies with the aggregate amount of loans and letters of credit outstanding under the line of credit.

            At September 28, 2001, our bank agreed to amend our credit facility to provide for borrowings of up to $50 million to finance our future acquisition opportunities and to assist in meeting our working capital requirements. Our initial borrowing base is $45 million. The amended credit facility will allow our bank to periodically redetermine our borrowing base by applying similar criteria to those used with similarly situated oil and gas borrowers. The availability under the Credit Facility at March 29, 2002 is $4.2 million.

       We have received from our bank an amendment to the credit agreement which provides for both a modification to the EBITDA to debt test as well as a change to the calculation of EBITDA. EBITDA is defined as earnings before interest, tax, depletion and amortization. The test thresholds will be changed for the first three quarter of 2002 to now require the debt/EBITDA result to be no greater than 5:1 from the previous 4.5:1 test level. In addition, our bank modified the EBITDA calculation to now be based on a full trailing twelve-months on a pro forma basis versus the previous test which started calculating EBITDA from July 1, 2001 and then annualizing that period. If the amendment had not been made we would have been out of compliance with our credit agreement at December 31, 2001.

       PREFERRED STOCK. In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends on 21,100 shares of our outstanding 8% Series A redeemable preferred stock (Series) with an aggregate liquidation value of $21,100,000, and on 5,323,695 shares of our outstanding 8% Series B convertible preferred stock (Series B) with an aggregate liquidation value of $13,309,237. Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends. We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006. In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock. The total amount of the dividends accrued on our Series A redeemable preferred stock as of December 31, 2001 is approximately $721 thousand, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $446 thousand.

Neither the Series A nor the Series B have voting rights except to the extent that to vote on an amendment or waiver of the provisions of our certificate of incorporation or the related certificates of designations that would materially and adversely affect any right, preferences or privilege of the Series A or Series B or the holders thereof.

WARRANTS. In conjunction with the issuance of the Series A, warrants to purchase 4,050,000 shares of common stock were issued to the holders of the Series A. The warrants may be exercised in whole or part at any time until June 30, 2011. Each warrant entitles the holder to purchase 191.943 shares of common stock at an exercise price of $5.21 per share.

Beginning 185 days after our common stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, the holders of a majority of the shares of common stock issuable upon exercise of the warrants described above will have the right to require us to file a registration under the Securities Act of 1933 for the sale by such holders of not less than 5% of our then outstanding shares of common stock. We will not be required to make more than four such stand-alone registrations under the Registration Rights Agreement, and no more than two such registrations during any twelve-month period. Under the Registration Rights Agreement, the holders of registrable securities will also have the right to include their registrable securities in any other registration statement we file involving our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       HEDGING ACTIVITY - We enter into hedging transactions to secure a price for a portion of future production that is acceptable to us at the time the transaction is entered into. The primary objective of these activities is to reduce our exposure to the possibility of declining oil and gas prices during the term of the hedge. We do not enter into hedging transactions for trading purposes. We currently utilize four forms of hedging contracts: fixed price swaps, puts, collars and physical futures contracts.

       Fixed price swaps typically provide monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of either New York Mercantile Exchange ("NYMEX") or other widely recognized index prices ("Index").

       Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if Index prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

       Collar contracts can often be costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. If Index prices fall below the floor level of a collar, a monthly payment is made to us; if Index prices rise above the ceiling level of a collar, a monthly payment is made by us.

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

     We believe that fluctuations in Index prices will closely match changes in market prices for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month Index futures contracts for the three days prior to the settlement date.

       Our hedge positions as of December 31, 2001 are summarized as follows:


                                                          PUTS
                              ---------------------------------------------------------------
                                          GAS                                 OIL
                              ----------------------------        ---------------------------
                               VOLUME                              VOLUME
                               (BBTUS)            FLOOR            (BBLS)             FLOOR
                              --------         -----------        --------          ---------
                 2002           0.420          3.50 - 4.00            -                 -
                 2003             -                 -              180,000            20.00

                                          FIXED PRICE GAS SWAPS
                                 --------------------------------------------
                                  Volume (Bbtus)                  Price
                                 ------------------          ----------------

                     2002               1.460                       3.60
                     2003               0.972                       3.60


                                                            OIL COLLARS
                                       -------------------------------------------------------
                                       VOLUME (BBLS)           FLOOR               CEILING
                                       -------------        ------------        --------------
                    2002                   18,600              $24.00              $26.90
                    2002                    9,300              $25.00              $28.70
                    2002                  200,400              $24.00              $26.90
                    2003                   18,600              $24.00              $26.90
                    2003                   15,500              $23.00              $24.85

                                    PHYSICAL FUTURE CONTRACTS
             ------------------------------------------------------------------------
                           GAS                                   OIL
             ---------------------------------      ---------------------------------
             VOLUME (BBTUS)   STRIKE PRICE (1)      VOLUME (BBLS)    STRIKE PRICE (1)
             --------------   ----------------      -------------    ----------------
   2002           1.050            $3.101              153,000            $24.70
   2003           1.140            $3.543                 -                 -

-----------------------------------
(1) Average strike price for the period

     During the year ended December 31, 2000, we realized no oil and gas revenues related to hedging transactions. During the year ended December 31, 2001 and during the fourth quarter of 2001, we realized oil and gas revenues related to hedging settlements of $$0.8 million.

     At December 31, 2001, the unsettled contracts were recorded as assets totaling $4.9 million. All changes in fair values of the contracts were recorded in equity through other comprehensive income, amounting to $1.1 million, net of tax.

     See "Item 1. Cautionary Statements - Our use of hedging transactions for a portion of our oil and gas production may limit future revenues from price increases and result in significant fluctuations in our stockholders' equity".

     Despite the measures we may take to attempt to control price risk, we will remain subject to price fluctuations for oil and natural gas sold in the spot market. Prices received for natural gas sold in the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Oil and natural gas prices can change dramatically primarily as a result of the balance between supply and demand. Over the last four years there has been significant volatility in both the natural gas price and the oil price. Our average natural gas price received for 2001 was $3.90 per Mcf, down from $4.05 per Mcf in 2000 and $2.28 per Mcf in 1999. Our average oil price received for 2001 was $22.35 per Bbl, down from our average price received of $27.49 in 2000 and $17.34 in 1999. There can be no assurance that prices will not decline from current levels. Declines in domestic oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis.

     Subsequent to December 31, 2001, in early March 2002, the Company entered into a series of natural gas hedges covering 9.8 BCF of natural gas for the period April 2002 through December 2004. The derivatives are settled based upon the Houston Ship Channel Index Price at the end of the preceding month. The new hedging transactions are as follows:

                                      FIXED PRICE NATURAL GAS SWAPS
                                   ---------------------------------------
                                   Volume (Bbtus)                  Price
                                   --------------                ---------
                     2002               0.735                       3.25
                     2003               1.095                       3.25
                     2003               1.098                       3.25

                                                       NATURAL GAS COLLARS
                                       ------------------------------------------------------
                                       VOLUME (BBTUS)           FLOOR              CEILING
                                       --------------         ---------          ------------
                     2002                   490.0              $2.50               $2.85
                                          1,225.0              $2.50               $3.19

                     2003                   730.0              $2.75               $3.53
                                          1,825.0              $3.00               $3.39

                     2004                   732.0              $3.00               $3.47
                                          1,830.0              $3.00               $3.66

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item begins on Page F-1

This filing contains unaudited financial statements in lieu of audited financial statements because the Company was unable to obtain from Arthur Andersen LLP a manually signed report. Please see page F-1 for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning our directors and executive officers. All officers serve at the discretion of the Board of Directors.


Name                          Age     Position                             Since
----                          ---     --------                             -----
Jeffrey Clarke                56      President, CEO, and Director          2001
Nicholas Tell, Jr.            40      Chairman of the Board                 2001
Jerry W. Box                  63      Director                              2001
Daniel O. Conwill, IV         41      Director                              2001
James L. Luikart              57      Director                              2001
Eric R. Macy                  43      Director                              2001
James "Robby" Robson, Jr.     43      Vice President and Director           2001
Kevin D. McMillan             43      Senior Vice President and CFO         2001
Larry L. Keller               43      Senior Vice President of Operations   2001

       Our bylaws provide that we have a classified board of directors comprised of three classes, each of which serves for three years, with one class being elected each year. The terms of Messrs. Clarke and Robson will expire in 2002, terms of Messrs. Box and Luikart in 2003, and the terms of Messrs. Conwill, Macy and Tell in 2004.

         A brief biography of each director and executive officer follows:

       Jeffrey Clarke has been a Director since our inception. Mr. Clarke has been the President of the Company since January 2001. Since June 2000, Mr. Clarke has been President of our predecessor company. From September 1993 to March 2000, Mr. Clarke served as Chairman and Chief Executive Officer of Coho Energy, Inc., an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas principally in Mississippi and Oklahoma. From August 1990 to September 1993, Mr. Clarke served as President and Chief Operating Officer of Coho Energy, Inc. Prior to that time, Mr. Clarke served in various capacities with Coho Resources, Ltd. and Coho Resources, Inc., affiliates of Coho Energy, Inc. Coho Energy, Inc. and certain of its affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code on August 23, 1999. Coho's bankruptcy reorganization plan was approved in March 2000. Mr. Clarke holds a BS, in Physics, from University of Wales, 1967, and conducted postgraduate work in Physics at the University of East Anglia, 1967-1968.

       Nicholas Tell, Jr., has been a Director since our inception. Mr. Tell is the Managing Director, Capital Markets and Special Situations, of TCW. Mr. Tell joined TCW when TCW acquired Crescent in 1995. Previously, Mr. Tell was Vice President and Counsel of Crescent where he structured and negotiated many of the firm's private investments. Prior to joining Crescent, Mr. Tell was a Senior Associate at Latham & Watkins. From 1987 through 1992, Mr. Tell was involved in a wide variety of corporate transactions, including mergers and acquisitions and corporate financings for below-investment-grade companies. Mr. Tell received his Juris Doctor from the University of Chicago and his B.A. from Carleton College.

       Jerry W. Box has been a Director since August 2001. .Mr. Box served as the President and Chief Operating Officer of Oryx Energy Company from 1998 until shortly after the merger of Oryx Energy Company with Kerr-McGee Corporation in early 1999. From 1988 through 1998, Mr. Box served in various other capacities with Oryx Energy Company. Mr. Box holds a BS and an MS, in Geology, from Louisiana Tech University. He is also a graduate of the Program for Management Development at Harvard Business School.

       Daniel O Conwill, IV has been a Director since our inception. Mr. Conwill has been an Executive Vice President and Director of Corporate Finance of Jefferies & Company, Inc. since January 1993. He has also been a member of the Board of Directors of Jefferies & Company, Inc. since 1993. From June 1987 to January 1993, Mr. Conwill was a Managing Director in the Corporate Finance Department of Howard, Weil, Labouisse, Friedrichs Incorporated where he had primary responsibility for exploration and production companies. From February 1985 to June 1987, Mr. Conwill was a Certified Public Accountant with the Tax Department of Arthur Andersen & Co. Mr. Conwill received his Bachelors and Masters Degrees in Accounting from the University of Mississippi and has a law degree from the University of Mississippi School of Law.

       James L. Luikart has been a Director since September, 2001. Mr. Luikart is an Executive Vice President of FS Private Investments, the sponsor and manager of a series of private equity investment funds. Mr. Luikart joined the management of FS Private Investments in 1994 after serving for over 20 years as an officer of Citicorp, the last seven years of which were as Vice President of Citicorp Venture Capital, Ltd., where his investing and directorships were largely concentrated in the healthcare, software, media and consumer products sectors. Mr. Luikart received a BA magna cum laude in history from Yale University and an M.I.A. from Columbia University. Mr. Luikart currently serves on the boards of Amerifit Nutrition, Ascent Pediatrics, Dynamic Gunver Technologies ivpcare and K-Sea Transportation.

       Eric R. Macy has been a Director since September, 2001. Mr. Macy is an Executive Vice President of Jefferies, where he is head of High Yield Trading. Prior to joining Jefferies in 1991, Mr. Macy worked for six years in the High Yield Department of Donaldson, Lufkin and Jenrette Securities Corporation. Mr. Macy received a B.A. in Business from the University of California at Los Angeles.

       James "Robby" Robson, Jr. has been a Director since August 2001. Mr. Robson served as President, Chief Executive Officer and Director of Pontotoc Production, Inc. from December 1997 until we acquired Pontotoc in July 2001 and he became one of our Vice Presidents. Mr. Robson also held these same positions with Pontotoc Production Company, Inc., Pontotoc Production, Inc.'s wholly-owned subsidiary, from January 1987 until we acquired Pontotoc in August 2000. From January 1985 to January 1987, he worked as a consultant for Pontotoc Production Company, Inc. From April 1982 to January 1985, he served as President of Robco Oil Co. From August 1981 to March 1982 he served as Vice President of Marketing for Daner Oil Co., Inc. From March 1981 until August 1981, he was a free agent running back with the Pittsburgh Steelers. Mr. Robson attended Youngstown State University from 1977 to 1981.

       Kevin D. McMillan has been Senior Vice President and Chief Financial Officer since October 2001. From June 2000 to September 2001 Mr. McMillan served as Treasurer of PetroCosm Corporation. During the period of June 1999 to May 2000, Mr. McMillan served as Senior Vice President and Chief Financial Officer of Panther Resources L.L.P. From April 1998 to May 1999, Mr. McMillan served as Senior Vice President and Chief Financial Officer of Frontera Resources Corporation. From July 1986 until March 1998, Mr. McMillan served in various capacities for United Meridian Corporation the last of which being Vice President and Treasurer. He is a graduate of the University of Notre Dame with a B.B.A. in Accounting.

       Larry L. Keller has been Senior Vice President of Operations since July 2001. For the period July 1990 until June 2001, Mr. Keller served in various capacities with Coho Energy, Inc., the last of which was Vice President, Exploitation. Coho Energy, Inc. and certain of its affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code on August 23,1999. Coho's bankruptcy reorganization plan was approved in March 2000. Mr. Keller received a B.S. in Petroleum Engineering from the Colorado School of Mines

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth certain information for the fiscal year ended December 31, 2001 with respect to the compensation paid to Mr. Clarke, the Chief Executive Officer and President, and the two other most highly compensated executive officers of the Company. No other executive officers of the Company received annual compensation (including salary and bonuses earned) that exceeded $100,000 for the fiscal year ended December 31, 2001.

                                                                          Long-Term Compensation
Name and                                     ANNUAL COMPENSATION          Securities Underlying        All Other
Principal Position               YEAR       Salary           Bonus         Options Awarded           Compensation
------------------                          ------       ----------       ----------------------     ------------
Jeffrey Clarke,
President and Chief Executive
Officer                          2001     $40,000(1)         -                     -                 $547,000(4)
Kevin D.
McMillan
Senior Vice President
and Chief Financial
Officer                          2001     $39,205(2)         -                     -                  $3,461(5)
Larry L. Keller
Senior Vice President
of Operations                    2001     $78,365(3)         -                     -                      -

(1)  - Mr. Clarke became an employee on November 1, 2001.
(2)  - Mr. McMillan became an employee on October 29, 2001.
(3)  - Mr. Keller became an employee on July 1, 2001.
(4) - From January 1, 2001 through October 31, 2001, Mr. Clarke was a consultant to the Company and received $200,000 in compensation. In addition, Mr. Clarke received a success fee, for the completion of the Pontotoc acquisition, of $347,000, which was paid in-kind with Series B preferred stock
(5)  - Payment of disability insurance premium for Mr. McMillan.


401(K) PLAN

         The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, all employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides for a discretionary match of employee contributions may be made by the Company in cash. The 401(k) Plan became effective for the Company on January 1, 2002 These matching employer contributions to the 401(k) Plan are fully vested to the individuals over a three-year period. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant.
Compensation of Directors

COMPENSATION OF DIRECTORS

        Outside independent Directors of the Company will receive compensation for their service as directors in the amount of $5,000 per quarter. Directors of the Company are also entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

EMPLOYMENT AGREEMENTS

        There are no employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table and notes thereto set forth information regarding ownership of shares of the Company's Common Stock as of March 30, 2002:



                                                                  BENEFICIAL  OWNERSHIP

                                                               NUMBER OF         PERCENT OF
                NAME OF BENEFICIAL OWNERS                        SHARES            CLASS
                -------------------------                      ---------         ----------
Forman Petroleum Corporation (1)
     650 Poydras Street,
     Suite 2200
     New Orleans, LA 70130                                    4,950,000           100.0%
Jefferies & Company (2)(3)
     11100 Santa Monica Boulevard
     12th Floor
     Los Angeles, CA 90025                                    2,735,188            35.6%
The TCW Funds (4)
     11100 Santa Monica Boulevard
     Suite 2000
     Los Angeles, CA 90025                                      840,710            14.5%
The ING Funds  (5)
     11100 Santa Monica Boulevard
     12th Floor
     Los Angeles, CA 90025                                      294,057             5.6%

Nicholas W. Tell, JR.                                                 0             0.0%
Daniel O. Conwill, IV (6)                                       383,886             7.2%
Jeffrey Clarke (7)                                              113,822             2.2%
Jerry W. Box                                                          0             0.0%
James "Robby" Robson (8)                                         91,200             1.8%
James L. Luikart (9)                                            294,057             5.6%
Eric R. Macy (6)                                                383,886             7.2%
Kevin McMillan                                                        0             0.0%
Larry L. Keller                                                  28,791     Less than 1%
All Directors and Executive
Officers as a group                                           1,295,642            20.7%


(1) Jefferies & Company, Inc. ("Jefferies") and the TCW Funds own approximately 77.5% and 17.6%, respectively, of the total outstanding voting power of Forman. In addition, Jefferies and The TCW Funds are each entitled to designate one member of Forman's four member board of directors.

(2) Represents 2,735,188 shares issuable upon exercise of immediately exercisable warrants. Includes 672,758 shares issuable upon exercise of warrants held by Jefferies & Company, Inc.; 383,061 shares issuable upon exercise of warrants held by Jefferies Partners Opportunity Fund, L.L.C.; 325,085 shares issuable upon exercise of warrants held by Jefferies Partners Opportunity Fund II, L.L.C.; 81,318 shares issuable upon exercise of warrants held by Jefferies Employee Opportunity Fund, L.L.C.; and 1,272,966 shares issuable upon exercise of warrants held by Jefferies Investors XVI, L.L.C. Does not include 4,950,000 shares held by Forman Petroleum Corporation.

(3) Jefferies Group, Inc., the parent company of Jefferies & Company, Inc., is deemed to beneficially own the shares owned by Jefferies. As reported in Jefferies Group's most recent proxy statement, the Jefferies Group, Inc. Employee Stock Ownership Plan and all the directors and executive officers of Jefferies Group, Inc., as a group, beneficially own, respectively, 3,897,324 shares (or 15.2%) and 3,294,074 shares (or

     12.6%) of the outstanding shares of common stock of Jefferies Group. The terms of the ESOP provide for the voting rights associated with the shares held by the ESOP to be passed through and exercised exclusively by the participants in the ESOP to the extent that such securities are allocated to a participant's account. The shares reported as beneficially owned by the directors and executive officers include shares subject to immediately exercisable options.

(4) Represents 840,710 shares issuable upon exercise of immediately exercisable warrants. Includes 150,099 shares issuable upon exercise of warrants held by TCW Leveraged Income Trust, IV, L.P.; 510,568 shares issuable upon exercise of warrants held by TCW Shared Opportunity Fund, III, L.P.; 90,021 shares issuable upon exercise of warrants held by Shared Opportunity Fund, IIB, L.L.C.; 67,564 shares issuable upon exercise of warrants held by TCW/Crescent Mezzanine Partners, L.P.; 20,528 shares issuable upon exercise of warrants held by TCW/Crescent Mezzanine Trust; and 1,919 shares issuable upon exercise of warrants held by TCW/Crescent Mezzanine Investment Partners, L.P. Does not include 4,950,000 shares held by Forman Petroleum Corporation.

(5) Represents 294,057 shares issuable upon exercise of immediately exercisable warrants. Includes 204,803 shares issuable upon exercise of warrants held by ING Furman Selz Investors III, L.P.; 62,382 shares issuable upon exercise of warrants held by ING Barings U.S. Leveraged Equity Plan LLC; and 26,872 shares issuable upon exercise of warrants held by ING Barings Global Leveraged Equity Plan Ltd.

(6) Represents 383,866 shares issuable upon exercise of immediately exercisable warrants held by Jefferies Investors XVI, L.L.C. Messrs. Conwill and Macy each hold a 30.2% equity interest in Jefferies Investors XVI, L.L.C.

(7) Represents 113,822 shares issuable upon exercise of immediately exercisable warrants.

(8) Represents 91,200 shares issuable upon conversion of immediately convertible Series B convertible preferred stock.

(9)  Represents 294,057 shares beneficially owned by The ING Funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During September 2001, approximately $65.7 million of the Senior Notes were issued in exchange for all the principal and accrued interest outstanding under notes owed by Devo. As further consideration for the acquisition, approximately $6.5 million of additional Senior Notes were issued to the shareholders of Devo and approximately $2.8 million in Senior Notes were issued to Jefferies & Company, Inc. (Jefferies) who together with the TCW Funds held substantially all of of Devo's senior secured notes and equity and are the principal shareholders of Ascent. The Devo properties had been acquired by certain of Devo's members and their affiliates and contributed to Devo in exchange for Devo's senior secured notes. The seller of the properties was paid approximately $64.5 million for their interests. Devo paid debt issuance costs of $1.5 million to Jefferies and $0.4 million to TCW in connection with the acquisition of the properties.

Also during 2001, Jefferies agreed to lease a portion of the Company's office space in New Orleans at market prices through the remaining balance of the Company's lease.

The Company leases office space at market rates on a month-to-month basis from a company partially owned by a director, James "Robby" Robson, Jr.

In connection with the Pontotoc acquisition, Ascent Energy, our wholly-owned subsidiary, has agreed to pay its president, Jeffrey Clarke, a success fee in the amount of approximately $347,000 which was paid in Series A mandatorily redeemable convertible preferred stock.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.     Financial Statements

       The following consolidated financial statements of the Company are included on pages F-1 through F-25 of this Form 10-K.

Consolidated Balance Sheet as of the years ended December 31, 2001 and 2000

Consolidated Statement of Operations for the three years in the period ended December 31, 2001

Consolidated Statement of Stockholders' Equity (Deficit) for the three years in the period ended December 31, 2001

Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2001

Notes to the Consolidated Financial Statements

       2. Financial Statement Schedules

       All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

       3. Exhibits

       The following instruments and documents are included as Exhibits to this Form 10-K:

Exhibit
   No.                     Exhibit
--------                   -------
   10       Ascent Energy Inc 2002 Stock Incentive Plan

   21.1    List of Subsidiaries


                        EXHIBITS AND REPORTS ON FORM 8-K

                                 (A) EXHIBITS -


Exhibit
   No.                         Exhibit
-------                        -------
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

Exhibit
   No.                         Exhibit
-------                        -------

    4.1 Certificate of Designations of 8% Series A Redeemable Preferred Stock of Ascent (incorporated herein by reference to Ascent's Quarterly
           Report on Form 10-Q for the period ended June 30,
           2001).

    4.2    Specimen 8% Series A Redeemable Preferred Stock Certificate of Ascent
           (incorporated herein by 4.2 reference to Ascent's Quarterly Report on Form
           10-Q for the period ended June 30, 2001).

    4.3    Certificate of Designations of 8% Series B Convertible Preferred
           Stock of Ascent, (incorporated herein by reference to the Ascent's
           Registration Statement on Form S-4 (Registration No.
           333-57746)).

    4.4    Specimen 8% Series B Convertible Preferred Stock Certificate of Ascent
           (incorporated herein by 4.4 reference to Ascent's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

    4.5    Form of Warrant (incorporated herein by reference to Ascent's Quarterly
           Report on Form 10-Q for 4.5 the period ended June 30, 2001).

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

   10.3    Form of Indemnity Agreement (incorporated herein by reference to Ascent's
           Registration 10.3 Statement on Form S-4 (Registration No. 333-57746)).

   10.4    Registration Rights Agreement, dated as of July 27, 2001 by and among
           Ascent and the purchasers named on the signature pages thereto
           (incorporated herein by reference to Ascent's Quarterly
           Report on Form 10-Q for the period ended June 30, 20 01).

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

Exhibit
   No.                         Exhibit
-------                        -------
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

Reports on Form 8-K


    None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASCENT ENERGY INC



                                        By: /s/ Kevin D. McMillan
                                            ------------------------
                                            Kevin D. McMillan
                                            Senior Vice President and
                                            Chief Financial Officer
       Date: April 15, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

       NAME                                              TITLE                                       DATE
       ----                                              -----                                       ----
                                                         Chairman of the Board
       ------------------------
       Nicholas Tell, Jr.


       /s/ Jeffrey Clarke                                President, Chief Executive Officer     April 15, 2002
       ------------------------                          and Director
       Jeffrey Clarke                                    (Principal Executive Officer)


       /s/ Kevin D. McMillan                             Senior Vice President and Chief        April 15, 2002
       ---------------------                             Financial Officer
       Kevin D. McMillan                                 (Principal Financial Officer)


       /s/ Daniel O Conwill, IV                          Director                               April 15, 2002
       ------------------------
       Daniel O Conwill, IV


                                                         Director
       ------------------------
       Jerry W. Box


       /s/ James L. Luikart                              Director                               April 15, 2002
       ------------------------
       James L. Luikart


       /s/ Eric R. Macy                                  Director                               April 15, 2002
       ------------------------
       Eric R. Macy


                                                         Vice President and
       ------------------------                          Director
       James "Robby" Robson, Jr.




       This filing contains unaudited financial statements in lieu of audited financial statements because the Company was unable to obtain from Arthur Andersen LLP a manually signed report. The Company expects to obtain a manually signed report from Arthur Andersen LLP and file an amended report on Form 10-K containing audited financial statements on or before April 22, 2002. No auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of the Company for each of the periods reported in accordance with generally accepted accounting principles.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Consolidated Balance Sheets as of the Years Ended
  December 31, 2001 and 2000....................................................................    F-3

Consolidated Statements of Operations for each of the Three Years
  in the Period Ended December 31, 2001.........................................................    F-4

Consolidated Statements of Stockholder's Equity for each of the
  Three Years in the Period Ended December 31, 2001.............................................    F-5

Consolidated Statements of Cash Flows for each of the Three Years
  In the Period Ended December 31, 2001.........................................................    F-6

Notes to Consolidated Financial
  Statements....................................................................................    F-7

[TO COME]

                               ASCENT ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                           2001               2000
                                                                                     --------------     --------------
                      ASSETS
                      ------

CURRENT ASSETS:
   Cash and cash equivalents                                                         $    2,071,698     $    3,728,332
   Oil and gas revenue receivable                                                         4,452,725          2,594,724
   Joint interest and other receivables                                                     921,352            135,473
   Prepaid expenses                                                                         670,761            373,158
   Inventory and other                                                                      131,514              -
   Fair value of derivatives                                                              4,920,950              -
   Current deferred taxes                                                                 1,025,807            371,778
                                                                                     --------------     --------------
           Total current assets                                                          14,194,807          7,203,465
                                                                                     --------------     --------------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, full cost method                                           197,845,779         28,481,661
     Unevaluated oil and gas properties                                                       -              5,006,197
     Other property and equipment                                                         3,851,983            287,524
                                                                                     --------------     --------------
                                                                                        201,697,762         33,775,382
   Less - accumulated depreciation, depletion and amortization                          (16,272,089)       (4,484,364)
                                                                                     --------------     --------------
           Net property and equipment                                                   185,425,673         29,291,018
                                                                                     --------------     --------------
OTHER ASSETS:
   Deferred financing costs                                                               2,112,597              -
   Escrowed and restricted funds                                                            572,216            487,783
                                                                                     --------------     --------------
           Total assets                                                              $  202,305,293     $   36,982,266
                                                                                     ==============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $    3,691,218     $      518,760
   Undistributed oil and gas proceeds                                                       611,565            745,024
   Interest payable                                                                       2,568,407              -
    Current portion of notes payable                                                      1,309,435          1,219,214
                                                                                     --------------     --------------
           Total current liabilities                                                      8,180,625          2,482,998
                                                                                     --------------     --------------
LONG-TERM DEBT:
   Revolving credit agreement                                                            34,500,000              -
   Subordinated debt                                                                     74,608,170              -
   Notes payable                                                                             -               1,309,790
   Dividends Payable                                                                        446,315              -
                                                                                     --------------     --------------
           Total  debt                                                                  109,554,485          1,309,790
                                                                                     --------------     --------------

Deferred income taxes                                                                    41,269,514         10,788,208
                                                                                     --------------     --------------
Series A mandatorily redeemable preferred stock, par value $.001 per share,
   21,100 shares authorized, issued and outstanding,
   liquidation preference $1,000 per share, including accrued dividends                  21,813,472             -
                                                                                     --------------     --------------
STOCKHOLDERS' EQUITY:
   Series B preferred stock, par value $.001 per share, 5,500,000 shares authorized, 5,323,695 issued and outstanding, liquidation preference
    $2.50 per share                                                                       2,608,611             -
 Common stock, par value $.001 per share, 20,000,000 shares authorized,
   4,950,000 shares issued and outstanding                                                    4,950              4,950
   Paid in capital                                                                       20,680,057         20,680,057
   Retained earnings (accumulated deficit)                                               (2,939,353)         1,716,263
   Other comprehensive income                                                             1,132,932             -
                                                                                     --------------     --------------
           Total stockholders' equity                                                    21,487,197         22,401,270
                                                                                     --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  202,305,293     $   36,982,266
                                                                                     ==============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

     This filing contains unaudited financial statements in lieu of audited financial statement because the Company was unable to obtain from Arthur Andersen LLP a manually signed report.

                               ASCENT ENERGY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
                                                                        ----------------------------------------------
                                                                            2001            2000             1999
                                                                        ------------    ------------     -------------
Revenues:
   Oil sales                                                            $   9,884,171   $   7,420,871    $   5,954,302
   Gas sales                                                               11,745,624       7,275,817        7,038,412
   Other                                                                      (12,612)         77,517          123,272
                                                                        -------------   -------------    -------------
         Total revenues                                                    21,617,183      14,774,205       13,115,986
                                                                        -------------   -------------    -------------
Costs and expenses:
   Production taxes                                                         1,421,883         559,334          731,542
   Lease operating expenses                                                 5,492,470       3,353,441        3,146,581
   General and administrative expenses                                      4,268,680       2,656,765        3,013,809
   Recapitalization expense                                                    -              109,130           -
   Depreciation, depletion and amortization                                 7,766,189       4,484,364        5,601,733
   Impairment of oil and gas properties                                     4,250,000          -                -
                                                                        -------------   -------------    -------------
         Total expenses                                                    23,199,222      11,163,034       12,493,665
                                                                        -------------   -------------    -------------
Net income (loss) from operations                                          (1,582,039)      3,611,171          622,321

   Interest and other income                                                  182,072         186,284           -
   Interest expense                                                        (3,334,883)         -            (6,243,778)
                                                                        -------------   -------------    -------------
Net income (loss) before reorganization item and income taxes              (4,734,850)      3,797,455       (5,621,457)
Reorganization items:
        Reorganization costs                                                   -             (898,760)      (1,184,111)
        Adjust accounts to fair value (Note 1)                                 -               -             6,268,022
                                                                        -------------   -------------    -------------
Net income (loss) before income taxes and extraordinary item               (4,734,850)      2,898,695         (537,546)
Income tax provision (benefit)                                             (1,246,996)      1,182,432         (188,141)
                                                                        -------------   -------------    -------------
Net income (loss) before extraordinary item                                (3,487,854)      1,716,263         (349,405)
Extraordinary gain on extinguishment of debt, net of
        taxes of $10,088,721                                                   -               -            46,724,052
                                                                        -------------   -------------    -------------
Net income (loss)                                                          (3,487,854)      1,716,263       46,374,647
Preferred stock dividends                                                  (1,167,762)         -            (1,152,991)
                                                                        --------------  -------------    -------------
Net income (loss) attributable to common shares                         $  (4,655,616)  $   1,716,263    $  45,221,656
                                                                        =============   =============    =============
Per common share amounts:
Net income (loss) per share attributable to common
   shares before extraordinary item                                     $       (0.94)  $        0.35    $      (0.30)
Extraordinary item per share                                                   -               -                 9.44
                                                                        -------------   -------------    ------------
Net income (loss)  per share                                            $       (0.94)  $        0.35    $       9.14
                                                                        =============   =============    ============
Weighted average basic and diluted shares outstanding                       4,950,000       4,950,000       4,950,000
                                                                        =============   =============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

         This filing contains unaudited financial statements in lieu of audited financial statement because the Company was unable to obtain from Arthur Andersen LLP a manually signed report.

                               ASCENT ENERGY INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Retained       Accumulated
                                                  Series B     Additional      Earnings         Other
                             Common    Treasury   Preferred      Paid-In      (Accumulated    Comprehensive
                             Stock      Stock      Stock        Capital        Deficit)        Income            Total
                             ------    --------  ---------    -----------    -------------   -------------   -------------
Balance, December 31, 1998   $4,950     $    -  $        -     $20,679,710    $(56,483,603)    $         -    $(35,798,943)
                             ======     ======  ==========     ===========    ============     ===========    ============
Net income                        -          -           -               -      46,374,647               -      46,374,647
Accretion of Discount
    On Mandatorily
    Redeemable
    Preferred Stock               -          -           -         (27,778)              -         (27,778)              -
Dividends On
    Mandatorily Redeemable
    Preferred Stock               -          -           -               -      (1,152,991)              -      (1,152,991)
Discharge of Preferred
    Stock In
    Reorganization                -          -           -               -      13,555,971               -      13,555,971
Fresh Start Accounting
    Adjustments (Note 1)          -          -           -               -      (2,266,246)              -      (2,266,246)
Balance, December 31, 1999   $4,950     $    -  $        -     $20,679,710    $          -     $         -    $ 20,684,660
                             ------     ------  ----------     -----------    ------------     -----------    ------------
New Common Stock Issued In
    Exchange For Warrants         -          -           -             347               -               -             347
Net Income                        -          -           -               -       1,716,263               -       1,716,263
                             ------     ------  ----------     -----------    ------------     -----------    ------------
Balance, December 31, 2000   $4,950    $     -  $        -     $20,680,057    $  1,716,263     $         -    $ 22,401,270
                             ======    =======  ==========     ===========    ============     ===========    ============
Net Income (Loss)
    attributable to common
    shares                        -          -           -               -      (4,655,616)              -      (4,655,616)
Other comprehensive income:
    Net change in fair
      value of derivatives,
      net of tax of $665,372      -          -           -               -               -       1,132,932       1,132,932
                             ------     ------  ----------     -----------    ------------     -----------    ------------
Comprehensive income (loss)                                                                                     (3,522,684)
Series B Preferred Stock
   Issued in Acquisition of
   Pontotoc                       -          -   2,608,611               -               -               -       2,608,611
                             ------    -------  ----------     -----------    ------------     -----------    ------------
Balance, December 31, 2001   $4,950    $     -  $2,608,611     $20,680,057    $ (2,939,353)    $ 1,132,932    $ 21,487,197
                             ======    =======  ==========     ===========    ============     ===========    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

         This filing contains unaudited financial statements in lieu of audited financial statement because the Company was unable to obtain from Arthur Andersen LLP a manually signed report.

                               ASCENT ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                          ---------------------------------------------------
                                                                                2001              2000              1999
                                                                          ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   (3,487,854)   $    1,716,263    $    46,374,647
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Extraordinary item                                                          -                 -           (46,724,052)
       Depreciation and amortization                                           7,766,189         4,484,364         5,601,733
       Deferred income tax provision (benefit)                                (1,246,996)          515,850          (188,141)
       Adjust accounts to fair value                                               -                 -            (6,268,022)
       Interest on obligations discharged in bankruptcy                            -                 -             6,144,915
          Impairment of oil and gas properties                                 4,250,000             -                 -
  Change in assets and liabilities-
     Oil and gas revenue receivable                                              297,318        (1,235,331)         (702,960)
     Accounts receivable                                                      (1,673,473)          101,190          (188,833)
     Prepaid expenses and tax overpayment                                         13,062          (329,056)           11,067
     Interest payable                                                          2,568,407             -               253,309
     Accounts payable and accrued liabilities                                   (837,581)       (1,052,950)        1,500,435
     Undistributed oil and gas revenues                                          (132,459)        (150,040)         (473,127)
     Taxes payable                                                              (252,287)            -                 -
     Hedge premium paid                                                         (489,000)            -                 -
     Advance to operator                                                           -                 -             1,200,000
     Capitalized recapitalization costs                                            -                 -               384,313
                                                                          --------------    --------------    --------------
           Net cash provided by operating activities                           6,775,326         4,050,290         6,925,284
                                                                          --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for Pontotoc acquisition, net of cash received                   (50,182,105)            -                 -
  Net cash received from Devo acquisition                                      5,834,398             -                 -
  Additions to oil and gas properties                                         (8,834,200)       (3,240,190)       (5,173,645)
  Reduction of escrow account                                                    (78,386)            2,261             3,437
  Purchase of other property and equipment                                      (374,939)          (87,524)          (48,639)
                                                                          ---------------   ---------------   ---------------
           Net cash used in investing activities                             (53,635,232)       (3,325,453)       (5,218,847)
                                                                          --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Pontotoc debt                                                  (7,314,512)            -                 -
  Proceeds on revolver                                                        34,500,000             -                 -
  Proceed from (payments on) notes payable                                    (1,219,619)         (177,777)            -
  Issuance of Series A preferred stock                                        21,100,000             -                 -
  Proceeds from sale of common stock                                                 -                 347             -
  Debt issue costs                                                            (1,862,597)            -                 -
                                                                          ---------------   --------------    --------------
           Net cash used in financing activities                              45,203,272          (177,430)            -
                                                                          --------------    --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (1,656,634)          547,407         1,706,437

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                3,728,332         3,180,925         1,474,488
                                                                          --------------    --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    2,071,698    $    3,728,332    $    3,180,925
                                                                          ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
     Interest                                                             $      587,000    $      274,058    $       82,451
                                                                          ==============    ==============    ==============
     Income taxes                                                         $      941,468    $      920,500    $        -
                                                                          ==============    ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


         This filing contains unaudited financial statements in lieu of audited financial statement because the Company was unable to obtain from Arthur Andersen LLP a manually signed report.

                               ASCENT ENERGY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


1.   ORGANIZATION, RESTRUCTURING, MERGERS AND REORGANIZATION:

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

Our business strategy is to increase production, cash flow and reserves through the acquisition and development of mature properties. Currently, our property base consists of 679 active properties, 30 in South Louisiana and 625 shallow wells in Pontotoc County, Oklahoma, and 24 wells in South Texas. We serve as operator on the majority of our active properties, which enables us to better control the timing and cost of rejuvenation activities. We are headquartered in McKinney, Texas, with additional offices in New Orleans, Louisiana, and Ada, Oklahoma.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. The subsidiaries include Pontotoc Acquisition Corp., Pontotoc Production Company, Inc., Oklahoma Basic Economy Corporation, Pontotoc Holdings, Inc. and Pontotoc Gathering, L.L.C. All significant inter-company balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Restructuring

In July, 2001, prior to the consummation of the acquisition of Pontotoc, our predecessor was restructured as a holding company by contributing to us all of its assets and liabilities. We refer to this transaction as the "Restructuring." The Restructuring is accounted for using reorganization accounting for entities under common control, which results in retroactive restatement of all periods presented to reflect the Restructuring as if it had occurred at the beginning of the earliest period presented. The accompanying consolidated financial statements include the accounts of our predecessor and Ascent prior to the Restructuring.

Pontotoc Acquisition

On July 31, 2001, we acquired approximately 91% of Pontotoc's outstanding common stock. Subsequently, we acquired the remaining Pontotoc shares on August 14, 2001 in the second-step of the merger and merged Pontotoc into one of our wholly-owned subsidiaries. The purchase price for all the outstanding Pontotoc common stock was approximately $48.5 million in cash and 5,323,695 shares of our Series B mandatorily convertible preferred stock. These shares were valued at $0.49 per share based on the trading price of Pontotoc's common stock for the five trading days prior to and following the date of the merger agreement.

We financed the cash portion of the purchase price for the Pontotoc acquisition through:
     o   borrowing $30 million under our credit facility;
     o a portion of the proceeds from the private sale for $21.1 million of shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock; and
     o   existing internal cash resources.

The proceeds from the sale of our Series A redeemable preferred stock were approximately $21.1 million. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference, or $21.1 million (plus any unpaid dividends), in July 2006.

Devo Merger

On September 28, 2001, we acquired Devo Holding Company, LLC ("Devo") in a statutory merger under Delaware law. The assets of Devo and its subsidiary, Devo Operating Company, LLC, consist primarily of South Texas oil and gas producing properties. We issued $75.0 million in principal amount of our unsecured 11 3/4% Senior Notes due April 30, 2006 (the "Senior Notes") in a private transaction in connection with the Devo acquisition, at approximately a 1% discount. Approximately $65.7 million of the Senior Notes were issued to Devo's note holders in exchange for all of the principal and accrued interest outstanding under Devo's Senior Notes due 2003.

Approximately $6.5 million of the Senior Notes were issued to Devo's equity holders as consideration in the Devo acquisition. Jefferies & Company, Inc. (See
Note 12 -Related Party Transactions) received approximately $2.8 million of the Senior Notes as a financial advisory fee in connection with the Devo acquisition and for the placement of the Senior Notes. The Senior Notes are redeemable after April 30, 2004 at 105%. Prior to that date, Ascent may redeem up to 35% of the Senior Notes at 111%. The Senior Notes subject Ascent to certain covenants which, among other things, limit Ascent's ability to pay dividends, incur additional indebtedness and certain lease obligations, issue preferred stock exchange or transfer assets.

These transactions were treated as purchases for accounting purposes. The purchase prices were allocated to the assets and liabilities based on estimated fair value. No value was assigned to the warrants. The allocations of the purchase prices are preliminary and subject to change within one year of the acquisition dates. Net assets acquired in the transactions were as follows:

                                                 Transactions
                                                (in thousands)
                                           -------------------------
                                           Pontotoc           Devo
                                           --------         --------
Oil and gas properties                     $ 91,195         $ 67,449
Working capital,
  excluding cash                                656            1,775
Debt                                         (7,315)         (73,698)
Deferred taxes                              (31,745)          (1,360)
Preferred stock                              (2,609)              --
                                           --------         --------
Net cash paid (received)                   $ 50,182         $ (5,834)
                                           ========         ========

The operating results of Pontotoc and Devo have been consolidated in the Company's statement of operations since July 28, 2001 and September 28, 2001, respectively. The following summarized unaudited pro forma income statement data reflects the impact the transactions would have had on the Company's results of operations for the twelve months ended December 30, 2001 had the transactions occurred January 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the transaction occurred on January 1, 2000, or which may result in the future.

                                        Pro forma Twelve Months Ended December 31,
                                                        (in thousands)
                                        ------------------------------------------
                                                  2001             2000
                                               ----------        --------
Revenues                                       $   45,086        $ 35,374
                                               ==========        ========
Net income (loss) attributable to
    Common shareholders                        $      479        $ (1,314)
                                               ==========        ========
Earnings (loss) per common share:
    Basic and diluted                          $     0.10        $  (0.27)
                                               ==========        ========

Per common share amounts do not include the potentially dilutive effects of our warrants and convertible preferred stock discussed below under "Per Share Amounts."

Reorganization and Fresh Start Reporting

On August 6, 1999, Ascent's predecessor, Forman Petroleum Corporation ("Forman"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the Bankruptcy Court) (Case No. 99-14319). On November 22, 1999, Forman and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the Bankruptcy Plan). Forman's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated January 14, 2000.

Pursuant to the Bankruptcy Plan, all of the Forman issued and outstanding securities were canceled and, as of December 31, 2000, 984,042 shares of common stock, no par value, and warrants to purchase up to 490,516 shares of common stock were issued to the existing security holders.

As of the confirmation date, Forman had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued pursuant to the Bankruptcy Plan, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $3 million in additional pre-petition bankruptcy claims that were disputed by Forman and have now been resolved before the Bankruptcy Court, all of the liabilities and preferred stock as of the confirmation date were extinguished pursuant to the Bankruptcy Plan.

As of September 30, 2000, Forman had resolved all pre-petition bankruptcy claims that had previously been disputed. The Bankruptcy Court overruled an objection to one creditor's proof of claim. In July, 2000, in accordance with the Bankruptcy Plan, Forman issued the holder of that claim a promissory note in the approximate amount of $984,000 the amortized value of which is included in Notes Payable at December 31, 2001. In addition, on July 24, 2000, Forman compromised its objection to a creditor's proof of claim by paying approximately $501,000 in cash and agreeing to perform future work worth approximately $122,000. Forman's objection to the Louisiana Department of Revenue and Taxation's proof of claim in the amount of $223,000 was resolved in favor of Forman. As a result, we are obligated to pay $119,000 to the Louisiana Department of Revenue and Taxation over six years, with interest, in accordance with the Bankruptcy Plan. Finally, in September and October, 2000, Forman resolved all other disputed proofs of claims, in the aggregate amount of $632,000, by paying approximately $416,000 in cash to the holders of those claims. Accordingly, on November 2, 2000, Forman filed a motion for final decree with the Bankruptcy Court to close our predecessor's bankruptcy case. At the hearing on November 29, 2000, the final decree was granted by the Bankruptcy Court.

Costs incurred during 1999 directly related to the reorganization, consisting primarily of legal, accounting and financial consulting fees, were recorded to reorganization costs in the accompanying statement of operations. These costs are net of interest income earned on cash and cash equivalents because the maintenance of cash balances during 1999 was directly related to our predecessor's bankruptcy filing.

Forman ceased accruing interest on its Senior Debt and dividends on its preferred stock on August 6, 1999, when it filed for relief under Chapter 11.

Forman accounted for the reorganization using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). For accounting purposes, the accompanying financial statements reflect the confirmed plan as if it was consummated on December 31, 1999. Under the principles of fresh start accounting, total assets and liabilities at December 31, 1999 were recorded at their estimated fair market values. Accordingly, Forman's net proved oil and gas properties were increased by approximately $3.0 million, its unevaluated oil and gas properties were increased by approximately $3.1 million and other net property and equipment was increased by approximately $0.2 million. Obligations arising from the Bankruptcy Plan were recorded at the amounts expected to be paid in settlements of such obligations. In addition, Forman's Senior Notes with a net book value of $68.6 million, related interest payable of $11.1 million, preferred stock of $13.6 million and deferred financing costs related to the Senior Notes and preferred stock of $4.4 million were all written off.

Since the holders of Forman's Senior Notes (the former noteholders) received 92.5% of the shares of the common stock, the gain on discharge of indebtedness was computed using 92.5% of the net assets received by the former noteholders. The remaining 7.5% of the net assets allocable to the former holders of Forman's preferred stock was recorded to equity and is included in fresh start accounting adjustments in the accompanying statement of stockholders' equity. Also included in such amount is the write-off of the remaining deferred costs allocable to the preferred stock.

As a result of the implementation of fresh start accounting, the financial statements as of and for the year ended December 31, 1999 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

It is the intention of the Company to dissolve Forman. It is our belief that none of the warrant securities of Forman have any current value.

2.   SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below:

Oil and Gas Properties

Ascent uses the full-cost method of accounting, which involves capitalizing all exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes certain related employee costs and general and administrative costs which can be directly identified with significant acquisition, exploration and development projects undertaken. Such costs are amortized on the future gross revenue method whereby amortization is computed using the ratio of gross revenues generated during the period to total estimated future gross revenues from proved oil and gas reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

Ceiling Test Write-Down

The SEC requires companies to compare net capitalized costs of proved oil and gas properties to the discounted present value of future cash flows from the related proved reserves (the ceiling test). The calculation is made using posted commodity prices as of the last day of the quarter held flat for the life of the reserves. If capitalized costs exceed discounted cash flows, the assets are required to be written down to the value of the discounted cash flows. The SEC also allows companies to, alternatively, calculate the ceiling test using posted prices in effect subsequent to the end of the quarter.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Substantially all of our cash balances are in excess of federally insured limits.

Depreciation of Other Property and Equipment

Depreciation of property and equipment other than oil and gas properties is provided on the straight-line method over the estimated useful lives of the assets.

Deferred Financing Costs

The Company is amortizing deferred financing costs on the 11 3/4% Senior Notes and on the Revolving Loan. Total unamortized cost at December 31, 2001 was approximately $1 million. A total of approximately $81,000 was amortized during 2001 and shown as interest expense.

Revenue Recognition

We recognize oil and gas revenue upon the sale to a third party purchaser and follow the sales method for accounting for gas imbalances. Our gas imbalances as of December 31, 2001 and 2000 were insignificant.

Interest income and other income are recorded as revenue in the month earned.

Fair Value of Financial Instruments

Cash, cash equivalents, accounts receivable, accounts payable and promissory notes were reflected at their fair market values at December 31, 1999, in accordance with SOP 90-7 as discussed in Note 1. As of December 31, 2001 and 2000, the fair market values of the financial instruments mentioned above approximated their respective book values. Our gas swaps, oil and gas puts and oil collars are reflected at fair market values in the accompanying financial statements.

The Senior Notes which were issued at the end of the third quarter in conjunction with the Devo Acquisition have a carrying value which we believe approximates their market value at December 31, 2001.

The following methods and assumptions were used to estimate the fair value of the financial instruments detailed above. The carrying amount of the revolving credit agreement approximated fair value because the interest rate is variable and reflective of market rates. The fair value of the oil and gas price hedges are based upon quotes obtained from the counterparties to the hedge agreements.

Income Taxes

The Company follows the asset and liability method for accounting for deferred income taxes and income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. For financial reporting purposes, all exploratory and development expenditures related to evaluated projects are capitalized and depreciated, depleted and amortized on the future gross revenue method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through depreciation or depletion. Generally, most other exploratory and development costs are charged to expense as incurred; however, we follow certain provisions of the Internal Revenue Code that allow capitalization of intangible drilling costs where management deems appropriate. Other financial and income tax reporting differences occur as a result of statutory depletion, and different reporting methods used in the capitalization of employee, general and administrative and interest expenses.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion and amortization, unevaluated property costs, estimated future net cash flows, taxes, reserves of accounts receivable, capitalized general and administrative costs, fair value of financial instruments, contingencies and the purchase price allocations on properties acquired.

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

Fixed price swaps typically provide monthly payments by us (if prices rise) or to us (if prices fall) based on the difference between the strike price and the agreed-upon average of either New York Mercantile Exchange ("NYMEX") or other widely recognized index prices ("Index").

Put contracts are not costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contracts represents our maximum cash exposure. We are not obligated to make any further payments under the put contracts regardless of future commodity price fluctuations. Under put contracts, monthly payments are made to us if Index prices fall below the agreed upon floor price, while allowing us to fully participate in commodity prices above that floor.

Collar contracts can often be costless; they are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. If Index prices fall below the floor level of a collar, a monthly payment is made to us; if Index prices rise above the ceiling level of a collar, a monthly payment is made by us.

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

We believe that fluctuations in Index prices will closely match changes in market prices for our production. Oil contracts typically settle using the average of the daily closing prices for a calendar month. Natural gas contracts typically settle using the average closing prices of near month Index futures contracts for the three days prior to the settlement date.

Our hedge positions as of December 31, 2001 are summarized as follows:

                                              PUTS
                 ---------------------------------------------------------------
                             GAS                                 OIL
                 ----------------------------        ---------------------------
                  VOLUME                              VOLUME
                  (BBTUS)            FLOOR            (BBLS)             FLOOR
                 --------         -----------        --------            -----
    2002           0.420          3.50 - 4.00            -                 -
    2003             -                 -             180,000             20.00






                                        FIXED PRICE GAS SWAPS
                               -------------------------------------
                               Volume (Bbtus)                  Price
                               --------------                  -----
    2002                           1.460                       3.60
    2003                           0.972                       3.60



                                            OIL COLLARS
                       --------------------------------------------------
                       VOLUME (BBLS)           FLOOR              CEILING
                       -------------           ------             -------
    2002                   18,600              $24.00              $26.90
    2002                    9,300              $25.00              $28.70
    2002                  200,400              $24.00              $26.90
    2003                   18,600              $24.00              $26.90
    2003                   15,500              $23.00              $24.85





                                 PHYSICAL FUTURE CONTRACTS
           ---------------------------------------------------------------------
                         GAS                                OIL
           ---------------------------------   ---------------------------------
           VOLUME (BBTUS)   STRIKE PRICE (1)   VOLUME (BBLS)    STRIKE PRICE (1)
           --------------   ----------------   -------------    ----------------
   2002           1.050            $3.101              153,000            $24.70
   2003           1.140            $3.543                 -                 -

---------------
(1) Average strike price for the period

During the year ended December 31, 2000, we realized no oil and gas revenues related to hedging transactions. During the year ended December 31, 2001 and during the fourth quarter of 2001, we realized oil and gas revenues related to hedging settlements of $0.8 million.

At December 31, 2001, the unsettled contracts were recorded as assets totaling $4.9 million. All changes in fair values of the puts and swaps were recorded in equity through other comprehensive income, amounting to $1.1 million, net of tax.

Subsequent to December 31, 2001, in early March 2002, the Company entered into a series of natural gas hedges covering 9.8 BCF of natural gas for the period April 2002 through December 2004. The derivatives are settled based upon the Houston Ship Channel Index Price at the end of the preceding month. The new hedging transactions are as follows:

                                      FIXED PRICE NATURAL GAS SWAPS
                                   ---------------------------------------
                                   Volume (Bbtus)                  Price
                                   --------------                ---------
                     2002               0.735                       3.25
                     2003               1.095                       3.25
                     2003               1.098                       3.25

                                                       NATURAL GAS COLLARS
                                       ------------------------------------------------------
                                       VOLUME (BBTUS)           FLOOR              CEILING
                                       --------------         ---------          ------------
                     2002                   490.0              $2.50               $2.85
                                          1,225.0              $2.50               $3.19

                     2003                   730.0              $2.75               $3.53
                                          1,825.0              $3.00               $3.39

                     2004                   732.0              $3.00               $3.47
                                          1,830.0              $3.00               $3.66



Certain Concentrations

During 2001, 100% of the Company's oil and gas production was sold to 45 customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its results of operations or financial condition.

Per Share Amounts

The number of shares of common stock outstanding for each period shown has been restated to reflect the number of Ascent shares issued in the Restructuring discussed in Note 1. Net income or loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Warrants to purchase 4,050,000 shares of common stock and an additional 1 million shares of common stock issuable upon conversion of the Series B mandatorily convertible preferred stock were not included in the computation of diluted earnings per share because the effect of the assumed exercise of these stock warrants and conversion of these preferred shares as of the beginning of the year would have been anti-dilutive. The exercise price for the warrants is $5.21 per share. There has been limited trading of the Series B on the Over The Counter exchange at values of less than 40% of the stated value of the Series B which we believe justifies no assumed conversion.

Recent Accounting Pronouncements

In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved, requiring the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption of the standard, we will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have not yet determined the transition amounts.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstances and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on our financial statements, because we do not have any goodwill recorded.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on January 1, 2001.

Escrow and Restricted Funds

Cash restricted for payment of abandonment costs for the Boutte and Bayou Dularge Fields is classified as a long-term asset. Such amounts are invested in short-term interest-bearing investments. As of December 31, 2001, the escrow accounts are fully funded.

3.     LONG TERM DEBT

As of December 31, 2001 our credit facility provides for borrowings secured by substantially all our oil and gas properties of up to $50 million to finance our future acquisition opportunities and to assist in meeting our working capital requirements. Our current borrowing base is $45 million. The borrowing base is redetermined semi-annually by applying similar criteria to those used with similarly situated oil and gas borrowers. The credit facility provides for interest rates of LIBOR plus 1.75% to 2.5% and Prime plus 0.5% to 1.0%. The average interest rate on December 31, 2001 was 4.98%. The Credit Facility has a maturity date of July 2004 if not extended further out in time. The availability under the Credit Facility at March 29, 2002 is $4.2 million.

We have received from our bank an amendment to the credit agreement which provides for both a modification to the EBITDA to debt test as well as a change to the calculation of EBITDA. EBITDA is defined as earnings before interest, tax, depletion and amortization. The test thresholds will be changed for the three quarters of 2002 to now require the debt/EBITDA result to be no greater than 5:1 from the previous 4.5:1 test level. In addition, our bank modified the EBITDA calculation to now be based on a full trailing twelve-months on a pro forma basis versus the previous test which started calculating EBITDA from July 1, 2001 and then annualizing that period. If the amendment had not been made we would have been out of compliance with our credit agreement at December 31, 2001.

As discussed in Note 1, all of our predecessor's debt, including accrued interest, and preferred stock were discharged in the reorganization resulting in an extraordinary gain of $46.7 million, net of taxes.

The $75 million 11 3/4% Senior Notes mature in full on April 30, 2006. Interest is paid semi-annually on each April 30th and October 31st. Up to 35% of the Senior Notes may be redeemed prior to April 30, 2004 at a redemption price equal to 111% of the principal amount and after April 30, 2004 at 105% of principal.

The weighted average interest rate of our outstanding debt at December 31, 2001 was 9.73%.

If the current debt facilities are not extended to a later maturity, the aggregate minimum principal payments required as of December 31, 2001 would be as follows: 2002 -0-, 2003 -0- , 2004 $34.5 million, 2005 -0-, and 2006 $75 million.

4.     LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings. We currently are a party to a lawsuit arising in the ordinary course of business. Management does not expect this matter to have a material adverse effect on our financial position or results of operations.

5.    PREFERRED STOCK

In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends for the third and fourth quarters of 2001 on 21,100 shares of our outstanding 8% Series A redeemable preferred stock with an aggregate liquidation value of $21,100,000, and 5,323,695 shares of our outstanding 8% Series B convertible preferred stock with an aggregate liquidation value of $13,309,237. Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends. We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006. In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock. We believe we will have adequate resources to make such dividend payment at conversion if it is still outstanding. Both the Series A redeemable preferred stock and the 8% Series B convertible preferred stock accrue dividends on a quarterly basis at 8%. The total amount of the dividends accrued on our Series A redeemable preferred stock as of December 31, 2001 is approximately $0.7 million, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $0.4 million.

6.   NOTES PAYABLE

Forman, the Company's predecessor, had issued to certain general unsecured creditors seven promissory notes aggregating approximately $3.7 million payable beginning April 1, 2000, in equal quarterly installments of principal and interest over three years and bearing interest at the rate of 8% per year. The remaining principal payments of $1.3 million are classified as a short-term obligation.

7.   INCOME TAXES:

Under the applicable income tax rules and regulations, the Company was not required to recognize taxable income, or pay taxes on the gain resulting from discharge of indebtedness (DOI) as a result of the Bankruptcy Plan. Rather, the gain (represented for tax purposes as the face value of the debt and accrued interest discharged in excess of the fair market value of the reorganized company) reduced the Company's net operating loss carryforwards (NOLs). Any remaining gain (after offsetting the Company's NOLs) reduced the Company's tax basis in its net assets. The magnitude of the DOI resulted in the elimination of $20.9 million of NOLs from 1998 and $9.6 million of NOLs generated during 1999. Additionally, it substantially eliminated the tax basis in the net assets of the reorganized company. The significant excess of book basis over tax basis in the net assets of the Company resulted in the recording of a $9.9 million deferred tax liability in the reorganized balance sheet (See Note 1). Realization of the NOLs used to offset the gain on DOI also resulted in the reversal of the valuation allowance, the impact of which is included in the tax effect of the extraordinary item of $10.1 million in the accompanying statement of operations.

The provision (benefit) for income taxes for the years ended December 31, 2000 and 2001 consisted of the following (in thousands):

                                                           2001          2000         1999
                                                         -------        ------       ------
 Current                                                 $   889        $  667       $   --
 Deferred                                                 (2,136)          515         (188)
                                                         -------        ------       ------
             Total provision (benefit)                   $(1,247)       $1,182       $ (188)
                                                         =======        ======       ======

At December 31, the Company has the following deferred tax assets and liabilities recorded (in thousands):

                                                           2001           2000
                                                         -------        -------
Temporary differences:
   Oil and gas properties                                $40,604        $10,788
                                                                           (372)
   Hedges                                                    665
   Unused depletion allowance and accrued espenses        (1,025)
                                                         -------        -------
Net deferred tax liability                               $40,244        $10,416
                                                         =======        =======

The provision for income taxes (on net loss before extraordinary item) at the Company's effective tax rate differed from the provision for income taxes at the federal statutory rate as follows (in thousands) at December 31, 2001:

                                                           2001           2000
                                                           ----           ----
Computed provision (benefit) at the expected
    federal statutory rate.............................  $(1,610)        $  985
State taxes............................................     (142)           197
Other..................................................      505              -
                                                         -------         ------
Income tax provision (benefit).........................  $(1,247)        $1,182
                                                         =======         ======

8.    COMMON STOCK AND WARRANTS

Common Stock

The Company has 20,000,000 shares of common stock authorized with 4,950,000 issued and outstanding. Both the Senior Notes and the Revolving Credit Facility place limitations on the payment of dividends on the common stock.

Warrants

In conjunction with the issuance of the Series A preferred stock, warrants to purchase 4,050,000 shares of common stock were issued to the holders of the Series A preferred stock. The warrants may be exercised in whole or part at any time until June 30, 2011. Each warrant entitles the holder to purchase 191.943 shares of common stock at an exercise price of $5.21 per share.

9.   COMMITMENTS AND CONTINGENCIES

Operating Leases

Ascent has four non-cancelable operating leases for the rental of office space, which expire on September 14, 2004, January 14, 2005, October 31, 2004 and august 31, 2006. Future commitments under these leases are as follows:

                      December 31,                 Amount
                      ------------                 ------
                          2002                   $ 484,436
                          2003                   $ 512,041
                          2004                   $ 485,134
                          2005                   $ 311,611
                          2006                   $ 184,550

Rental expense under operating leases during 2001, 2000 and 1999 was $334,967, $210,480 and $240,980, respectively.

Jefferies & Company, Inc., a significant shareholder, has leased a portion of the company's New Orleans office space at market rates for the balance of the lease.

10.  EMPLOYEE BENEFITS:

The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the 401(k) Plan). Pursuant to the terms of the 401(k) Plan, all employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. In December, 1999 the Company made a matching contribution, in the amount of $70,012, based upon each individual employee's plan contributions for 1999. During 2000 and 2001, the Company made matching contributions on a monthly basis, in the aggregate amounts of $76,244 and $75,638, respectively, based upon each individual employee's plan contributions for the respective plan year. These matching employer contributions to the 401(k) Plan are fully vested to the individual employees after three years of service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment.

11.  WRITEDOWN OF OIL AND GAS PROPERTIES:

At the third quarter 2001 review of the ceiling test, we utilized substantially higher subsequent period prices from the September 30, 2001 levels to determine any potential ceiling test write-down. Utilizing November 12, 2001 pricing levels which left the oil price unchanged from September 30, 2001 and the natural gas price increasing to $2.95 per MMBtu from $2.24 per MMBtu for that same period, we calculated and recorded a non-cash ceiling test write-down of $2.7 million (net of taxes of $1.6 million). If our discounted cash flows valued using September 30, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $22.8 million (net of taxes of $11.6 million).

At the December 31, 2001 review of the ceiling test, we utilized substantially higher subsequent period prices from the December 31, 2001 levels to determine any potential ceiling test write-down. Utilizing April 10, 2001 pricing levels which showed oil prices increasing to $26.13 per barrel from $19.84 per barrel at December 31, 2001 and the natural gas price increasing to $3.18 per MMBtu from $2.65 per MMBtu for that same period, we calculated that no non-cash ceiling test write down was necessary. If our discounted cash flows valued using December 31, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $39.7 million (net of taxes of $23.3 million).

12.  RELATED PARTY TRANSACTIONS:

During September 2001, approximately $65.7 million of the Senior Notes were issued in exchange for all the principal and accrued interest outstanding under notes owed by Devo. As further consideration for the acquisition, approximately $6.5 million of additional Senior Notes were issued to the shareholders of Devo and approximately $2.8 million in Senior Notes were issued to Jefferies & Company, Inc. (Jefferies) who together with the TCW Funds held substantially all of of Devo's senior secured notes and equity and are the principal shareholders of Ascent. The Devo properties had been acquired by certain of Devo's members and their affiliates and contributed to Devo in exchange for Devo's senior secured notes. The seller of the properties was paid approximately $64.5 million for their interests. Devo paid debt issuance costs of $1.5 million to Jefferies and $0.4 million to TCW in connection with the acquisition of the properties.

Also during 2001, Jefferies agreed to lease a portion of the Company's office space in New Orleans at market prices through the remaining balance of the Company's lease.

The Company leases office space at market rates on a month-to-month basis from a company partially owned by a director, James "Robby" Robson, Jr.

In connection with the Pontotoc acquisition, Ascent Energy, our wholly-owned subsidiary, has agreed to pay its president, Jeffrey Clarke, a success fee in the amount of approximately $347,000 which was paid in Series A mandatorily redeemable preferred stock.

13.      OIL AND GAS ACTIVITIES:

The following tables provide information required by SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

Capitalized Costs

Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                      Year Ended December 31,
                                                            -------------------------------------------------
                                                                2001             2000              1999
                                                            --------------   --------------    --------------
           Proved producing oil and gas properties          $  197,845,799   $   28,481,661    $   25,515,529
           Unevaluated properties                                   -             5,006,197         4,732,139
           Accumulated depreciation, depletion
             and amortization                                  (16,272,089)      (4,435,612)           -
                                                            --------------   --------------    --------------
           Net capitalized costs                            $  181,573,710   $   29,052,246    $   30,247,668
                                                            ==============   ==============    ==============

Amounts previously carried in Unevaluated Properties were moved to Proved Oil and Gas Properties and were subject to depletion in the fourth quarter of 2001. These costs represent 3-D seismic expenditures on a portion of our Louisiana acreage. The seismic data has generated many exploration prospects and has been used in our development work. Limited proved reserves have been added as a result of this data.

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

                                                                      Year Ended December 31,
                                                           --------------------------------------------------
                                                                2001             2000              1999
                                                           --------------   --------------    ---------------
           Acquisition costs                                $  157,061,199   $      574,008    $       81,840
           Exploration costs                                       -                 46,853         1,745,862
           Development costs                                     7,693,813        1,502,880         3,345,943
           Capitalized G&A costs                                   307,064          842,391             -
                                                           ---------------  ---------------   ---------------
                  Costs incurred                            $  165,062,076   $    2,966,132    $    5,173,645
                                                            ==============   ==============    ==============
           D,D&A per Mcfe                                   $         1.37   $         1.31    $         1.09

Gross cost incurred excludes sales of proved and unproved properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. For 2001 and 2000, G&A costs in the amount of $307,064 and $842,391, respectively, were capitalized into the full cost pool. No such capitalization of G&A was made for 1999. The amount of interest capitalized on Unevaluated Properties during 2001, 2000 and 1999 were $98,080, $274,058, and $-0-, respectively. This capitalized interest is in acquisition cost.

Proved Oil and Gas Reserves - (Unaudited)

Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. All estimates of oil and gas reserves are inherently imprecise and subject to change as new technical information about the properties is obtained.

Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes for the periods presented are based on estimates prepared by Netherland, Sewell & Associates for 1999, 2000 and 2001. Netherland, Sewell & Associates are independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

As of April 1, 2001, Pontotoc had proved reserves of approximately 11.83 MMBoe, approximately 73% of which were oil, based on estimates by our independent petroleum engineers, Netherland, Sewell & Associates, Inc.

At August 1, 2001 Devo's estimated net proved reserves were 8.9 Mmboe, as estimated by Netherland, Sewell.

The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                                   Oil, Condensate and Natural Gas Liquids
                                                                                     (Bbls)
                                                              -----------------------------------------------------
                                                                          Year Ended December 31,
                                                              -----------------------------------------------------
                                                                    2001               2000               1999
                                                              ---------------    ---------------    ---------------
Proved developed and undeveloped reserves:
  Beginning of year                                                 2,667,191          1,612,124         1,530,724
  Revisions of previous estimates                                    (375,953)           169,698           273,709
  Purchases of oil and gas properties                              10,178,942            405,571            -
  Extensions and discoveries                                          265,071            749,697           151,085
  Production                                                         (442,172)          (269,899)         (343,394)
                                                              ---------------    ---------------   ---------------
  End of year                                                      12,293,079          2,667,191         1,612,124
                                                              ===============    ===============   ===============
Proved developed reserves at end of year                            7,251,171          1,832,778         1,330,675
                                                              ===============    ===============   ===============

                                                                                Natural Gas (Mcf)
                                                              -----------------------------------------------------
                                                                          Year Ended December 31,
                                                              -----------------------------------------------------
                                                                    2001               2000               1999
                                                              ---------------    ---------------    ---------------
Proved developed and undeveloped reserves:
  Beginning of year                                                26,259,826         18,995,838        14,558,000
  Revisions of previous estimates                                  (5,652,973)           934,260         3,405,862
  Purchases of oil and gas properties                              65,885,915          1,256,479            -
  Extensions and discoveries                                        1,959,909          6,870,554         4,123,150
  Production                                                       (3,010,383)        (1,797,305)       (3,091,174)
                                                              ---------------    ---------------   ---------------
  End of year                                                      85,442,294         26,259,826        18,995,838
                                                              ===============    ===============   ===============
Proved developed reserves at end of year                           50,513,574         12,804,123        13,599,050
                                                              ===============    ===============   ===============

Standardized Measure (Unaudited)

The table of the Standardized Measure of Discounted Future Net Cash Flows related to the Company's ownership interests in proved oil and gas reserves as of period end is shown below:

                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                    2001               2000               1999
                                                              -------------      -------------      --------------
                                                                                   (In Thousands)
      Future cash inflows                                       $  468,506         $  331,656         $   88,182
      Future oil and natural gas operating expenses               (147,177)           (43,647)           (29,045)
      Future development costs                                     (50,452)           (17,666)            (7,371)
                                                              ------------       ------------       ------------
      Future net cash flows before income taxes                    270,877            270,343             51,766
      Future income taxes                                          (44,756)          (100,313)           (17,401)
                                                              ------------       ------------       ------------
      Future net cash flows                                       (226,121)           170,030             34,365
      10% annual discount for estimating timing of
        cash flows                                                 (90,056)           (56,585)            (9,962)
                                                              ------------       ------------       ------------
      Standardized measure of discounted future net
        cash flows                                              $  136,065         $  113,445         $   24,403
                                                              ============       ============       ============


Future cash flows are computed by applying year-end posted prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming the continuation of existing economic conditions. Future income taxes are computed using the Company's tax basis in evaluated oil and gas properties and other related tax carryforwards. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates. The weighted average prices of oil and gas used with the above tables at December 31, 2001, 2000, and 1999 were $18.40, $25.48 and $24.58 respectively, per barrel and $2.84, $10.04 and $2.56 respectively, per Mcf.

Changes in Standardized Measure (Unaudited)

Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below:

                                                                     Year Ended December 31,
                                                               ------------------------------------------
                                                                   2001           2000           1999
                                                               -----------    -----------    -----------
                                                                             (In Thousands)
      Changes due to current year operations:
          Sales of oil and natural gas, net of oil and
            natural gas operating expenses                        $(14,716)     $ (11,048)   $   (9,246)
          Extensions and discoveries                                 5,118         72,785         8,604
          Purchases of oil and gas properties                      123,363          9,289           -
      Changes due to revisions in standardized variables:
            Prices and operating expenses                         (134,822)        80,438        10,747
            Revisions of previous quantity estimates               (10,575)        12,931         6,897
            Estimated future development costs                       5,098         (8,684)        3,055
            Accretion of discount                                   18,231          3,608         1,917
            Net change in income taxes                              46,750        (57,191)      (12,037)
            Production rates, timing and other                     (15,827)       (13,086)       (4,703)
                                                                ----------      ---------      --------
      Net Change                                                    22,620         89,042         5,234
      Beginning of year                                            113,445         24,403        19,169
                                                                ----------      ---------      --------
      End of year                                               $  136,065      $ 113,445      $ 24,403
                                                                ==========      =========      ========

14. SUMMARIZED QUARTERLY FINANCIAL INFORMATION - UNAUDITED:

The following table summarizes the quarterly financial information for 2000 and 2001. For 2000, the Company capitalized $842,000 of G&A expenses and $274,000 of interest incurred during 2000 into the full cost pool in the fourth quarter. For presentation purposes, the expenses as reported in the respective quarterly Form 10-Qs for the first three quarters of 2000 have been restated below to reflect this capitalization ratably over the four quarters of 2000.

                                                                       2000
                                  --------------------------------------------------------------------------------
                                    First Quarter    Second Quarter   Third Quarter  Fourth Quarter       Total
                                    -------------    --------------   -------------  --------------    -----------
Revenues                             $ 3,382,051       $3,241,941      $3,762,392      $4,574,105      $14,960,489
Expenses                               2,504,620        2,687,521       3,265,193       2,705,700       11,163,034
                                     -----------       ----------      ----------      ----------      -----------
Net income (loss) from
  operations                             877,431          554,420         497,199       1,868,405        3,797,455
Reorganization items and income
  taxes                                1,196,317               --          76,330         808,545        2,081,192
                                     -----------       ----------      ----------      ----------      -----------
Net income (loss)                    $  (318,886)      $  554,420      $  420,869      $1,059,860      $ 1,716,263
                                     ===========       ==========      ==========      ==========      ===========
Basic and diluted earnings
  (loss) per share:                  $     (0.32)      $     0.56      $     0.43      $     1.07      $      1.74
                                     ===========       ==========      ==========      ==========      ===========





                                                                           2001
                                  -------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter    Fourth Quarter        Total
                                   -------------     --------------     -------------    --------------     -----------

Revenues                            $ 5,095,645       $ 3,833,640       $ 4,799,698       $ 7,888,200       $ 21,617,183
Expenses                              2,394,060         3,206,456         8,882,429         8,716,277         23,199,222
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss) from
  operations                          2,701,585           627,184        (4,082,731)         (828,077)        (1,582,039)
                                                                                                            ------------
Interest, reorganization items
  and income taxes                      999,586            232059        (1,470,277)        2,144,447          1,905,815
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss)                     1,701,999           395,125        (2,612,454)       (2,972,524)        (3,487,854)
Preferred stock dividends                                                  (317,160)         (850,602)         1,167,762
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss) attributable
  to common shares                  $ 1,701,999       $   395,125       $(2,929,614)      $(3,823,126)      $ (4,655,616)
                                    ===========       ===========       ===========       ===========       ============

Basic and diluted earnings
(loss) per share:                   $      0.34       $      0.08       $     (0.59)      $     (0.77)      $      (0.94)
                                    ===========       ===========       ===========       ===========       ============

                                 EXHIBIT INDEX

Exhibit No.       Description of Exhibit
-----------       -----------------------
   10              Ascent Energy Inc. 2002 Stock Incentive Plan

   21.1            Subsidiaries of the Company.
------------
