Form 10-K/A
period 2001-12-31
ASCENT ENERGY INC
filed 2002-05-02
CIK 1132415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

LOWER OIL AND GAS PRICES MAY CAUSE US TO RECORD CEILING TEST WRITE-DOWNS.


       We use the full cost method of accounting to account for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves at a point in time, discounted at 10%, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. Due to low oil and gas prices in the third quarter of 2001, we wrote down our oil and gas properties by $4.3 million on September 30, 2001. No ceiling test write-down was necessary at December 31, 2001.


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




                   SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)



                                                      2001         2000         1999         1998          1997
                                                      ----         ----         ----         ----          ----
STATEMENT OF OPERATIONS DATA:
   Oil and natural gas revenue................      $ 21,617     $ 14,696     $ 12,993     $ 15,950      $ 14,235
   Operating expenses.........................        23,229       11,163       12,494       36,691        24,814
                                                    --------     --------     --------     --------      --------
   Operating income (loss)....................        (1,612)       3,533          499      (20,741)      (10,579)
     Interest expense.........................        (3,335)          -        (6,244)     (10,122)       (7,724)
     Other income.............................           182          264          123          325           474
                                                    --------     --------     --------     --------      --------
       Net gain (loss) from operations before
        reorganization items, income taxes and
        extraordinary items...................        (4,765)       3,797       (5,622)     (30,538)      (17,829)
   Reorganization items:
     Reorganization costs.....................           -           (899)      (1,184)          -           -
     Adjust accounts to fair value............           -             -         6,268           -           -
                                                    --------     --------     --------     --------      --------
   Net gain (loss) before income taxes
       and extraordinary item.................        (4,765)       2,898         (538)     (30,538)      (17,829)
     Provision (benefit) for income
     taxes....................................        (1,640)      (1,182)        (189)          -           -
                                                    --------     --------     --------     --------      --------
   Net income (loss) before extraordinary
    items.....................................        (3,125)       1,716         (349)     (30,538)      (17,829)
     Extraordinary gain on extinguishment of
      debt, net of taxes of $10,089...........           -             -        46,724           -           -
                                                    --------     --------     --------     --------      --------
   Net gain (loss)............................        (3,125)       1,716       46,375      (30,538)      (17,829)
     Preferred stock dividends................        (1,168)          -        (1,153)      (1,729)         (923)
                                                    --------     --------     --------     --------      --------
   Net income (loss) attributed to common shares    $ (4,293)     $ 1,716     $ 45,222    $ (32,267)    $ (18,752)

   Basic and diluted
   Net income (loss) per share attributable to
      Common shares before extraordinary
        item..................................      $  (0.87)     $  0.35     $  (0.30)   $   (6.52)    $   (3.79)
   Extraordinary item per
     share....................................           -             -          9.44    $      -           -
                                                    --------     --------     --------     --------      --------
   Net income (loss) per share................      $  (0.87)      $ 0.35     $   9.14    $   (6.52)    $   (3.79)
                                                    ========     ========     ========    =========     =========
   Weighted average shares outstanding                 4,950        4,950        4,950        4,950         4,950

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


For the third quarter 2001 computation of the ceiling test, we utilized substantially higher subsequent period prices from the September 30, 2001 levels to determine any potential ceiling test write-down. Utilizing November 12, 2001 pricing levels which left the oil price unchanged from September 30, 2001 and the natural gas price increasing to $2.95 per MMBtu from $2.24 per MMBtu for that same period, we calculated and recorded a non-cash ceiling test write-down of $2.7 million (net of taxes of $1.6 million). If our discounted cash flows valued using September 30, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $22.8 million (net of taxes of $11.6 million).

For the December 31, 2001 computation of the ceiling test, we utilized substantially higher subsequent period prices from the December 31, 2001 levels to determine any potential ceiling test write-down. Utilizing April 29, 2002 pricing levels which showed oil prices increasing to $27.57 per barrel from $19.84 per barrel at December 31, 2001 and the natural gas price increasing to $3.55 per MMBtu from $2.65 per MMBtu for that same period, we calculated that no non-cash ceiling test write-down was necessary. If our discounted cash flows valued using December 31, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $15.4 million (net of taxes of $9.7 million).

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


       Due to the factors described above, our net loss attributable to common shares for 2001 was $4.3 million, a decrease of $6.0 million from the net income of $1.7 million in 2000.

       We were required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, as a result of fresh start accounting and the Pontotoc and Devo acquisitions a net deferred tax liability of $40.5 million was recorded at December 31, 2001.


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


            As of December 31, 2001, we had $4.9 million of working capital, compared to working capital at December 31, 2000 of $4.7 million.


            The following summary table reflects our comparative cash flows for the twelve month periods ended December 31, 2001 and 2000:


                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,


                                                            (IN THOUSANDS)

                                                          2001              2000
                                                        --------          --------

     Net cash provided by operating activities         $   6,643          $  4,052

     Net cash (used) by investing activities             (53,156)           (3,323)

     Net cash provided (used) by financing
                   activities                             44,856              (177)




            For the twelve months ended December 31, 2001 net cash provided by operating activities increased to $6.6 million from $4.1 million during the comparable period in 2000 due primarily to the property acquisitions during the twelve months of 2001 as compared to those realized during the same period in 2000. Cash used in investing activities during the twelve months ended December 31, 2001 increased to $53.2 million from $3.3 million during the comparable period in 2000 due to the acquisition of Pontotoc, offset by net cash received in the Devo acquisition, during the 2001 period. Cash used by financing activities increased from $(0.2) in the twelve months of 2000 to $44.9 million 2001 due primarily to proceeds from the Bank Credit Facility and the Series A preferred stock.


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


            The Company is currently considering the sale of its Louisiana properties. It intends to engage Jefferies & Company, Inc., a large shareholder of the Company, to act as financial advisor for this possible sale. The Louisiana properties represented 22% of proved reserves as of December 31, 2001.


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


       We have received from our bank an amendment to the credit agreement which provides for both a modification to the EBITDA to debt test as well as a change to the calculation of EBITDA. EBITDA is defined as earnings before interest, tax, depletion and amortization. The test thresholds will be changed for the first three quarter of 2002 to now require the debt/EBITDA result to be no greater than 5:1 from the previous 4.5:1 test level. In addition, our bank modified the EBITDA calculation to now be based on a full trailing twelve-months on a pro forma basis versus the previous test which started calculating EBITDA from July 1, 2001 and then annualizing that period. If the amendment had not been made we would have been out of compliance with our credit agreement at December 31, 2001. The Bank further amended the credit agreement to adjust the volume of oil and gas that the Company may hedge from 85% to 95% of proved, developed, producing reserves as determined by the Company calculated on a quarterly basis. Also, the credit facility was amended to provide for a one-year, $5 million letter of credit facility for hedging purposes.



       Although we have not been contacted by the Trustee, we are aware that we have breached certain delivery obligations under the Indenture which constitute a default, but will not be an event of default for a period of 60 days after our receipt of notice. The breach will be cured by delivery of these audited financial statements well in advance of the expiration of our grace period.



       PREFERRED STOCK. In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends on 21,100 shares of our outstanding 8% Series A redeemable preferred stock (Series) with an aggregate liquidation value of $21,100,000, and on 5,323,695 shares of our outstanding 8% Series B convertible preferred stock (Series B) with an aggregate liquidation value of $13,309,237. Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends accumulated but unpaid dividends do not accrue interest. We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006. In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock. The total amount of the dividends accrued on our Series A redeemable preferred stock as of December 31, 2001 is approximately $721 thousand, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $446 thousand.



       If a Change of Control occurs, the Series A redeemable preferred stockholders have the right to require the Company to acquire the bonds in cash at a price per share equal to 101% of stated value. Change of Control would include any shareholder that acquires majority voting power in all classes of stock that does not currently own 25% or more, a sale of substantially all the assets of the Company, a consolidation or merger whereby existing stockholders own less than 50% of Combined Company, the Company is liquidated or a majority change in the make-up of the Board of Directors.

       Ascent is authorized to issue up to 10 million shares of Preferred Stock. Currently there are 5.5 million shares of Series B Mandatorily Convertible Preferred Stock authorized.

       Series B Redeemable Preferred Stock outstanding is convertible into
1 million shares of Common Stock. Each share of Series B Redeemable Preferred Stock converts into 0.1878395 shares of Common Stock. The conversion rate is subject to adjustment for subdivisions, combinations of consolidation of common stock, or for adjustments for reclassification, exchange and substitution.


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



Name                          Age     Position                             Since
----                          ---     --------                             -----
Jeffrey Clarke                56      President, CEO, and Director          2001
Nicholas Tell, Jr.            40      Chairman of the Board                 2001
Jerry W. Box                  63      Director                              2001
Daniel O. Conwill, IV         41      Director                              2001
James L. Luikart              56      Director                              2001
Eric R. Macy                  43      Director                              2001
James "Robby" Robson, Jr.     43      Vice President and Director           2001
Kevin D. McMillan             43      Senior Vice President and CFO         2001
Larry L. Keller               43      Senior Vice President of Operations   2001


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


       James L. Luikart has been a Director since September, 2001. Mr. Luikart is an Executive Vice President of FS Private Investments, the sponsor and manager of a series of private equity investment funds. Mr. Luikart joined the management of FS Private Investments in 1994 after serving for over 20 years as an officer of Citicorp, the last seven years of which were as Vice President of Citicorp Venture Capital, Ltd., where his investing and directorships were largely concentrated in the healthcare, software, media and consumer products sectors. Mr. Luikart received a BA magna cum laude in history from Yale University and an M.I.A. from Columbia University. Mr. Luikart currently serves on the boards of Amerifit Nutrition, Dynamic Gunver Technologies ivpcare and K-Sea Transportation.


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

(9)  Represents 294,057 shares beneficially owned by The ING Funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During September 2001, approximately $65.7 million of the Senior Notes were issued in exchange for all the principal and accrued interest outstanding under notes owed by Devo. As further consideration for the acquisition, approximately $6.5 million of additional Senior Notes were issued to the shareholders of Devo and approximately $2.8 million in Senior Notes were issued to Jefferies & Company, Inc. (Jefferies) who together with the TCW Funds held substantially all of Devo's senior secured notes and equity and are the principal shareholders of Ascent. The Devo properties had been acquired by certain of Devo's members and their affiliates and contributed to Devo in exchange for Devo's senior secured notes. The seller of the properties was paid approximately $64.5 million for their interests. Devo paid debt issuance costs of $1.5 million to Jefferies and $0.4 million to TCW in connection with the acquisition of the properties.

Also during 2001, Jefferies agreed to lease a portion of the Company's office space in New Orleans at market prices through the remaining balance of the Company's lease.

The Company leases office space at market rates on a month-to-month basis from a company partially owned by a director, James "Robby" Robson, Jr.


In connection with the Pontotoc acquisition, we agreed to pay our president, a one-time success fee in the amount of approximately $347,000 which was paid in Series A mandatorily redeemable convertible preferred stock.

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

       3. Exhibits

       The following instruments and documents are included as Exhibits to this Form 10-K:

Exhibit
   No.                     Exhibit
--------                   -------
   10      Ascent Energy Inc 2002 Stock Incentive Plan


   10.12 Second Amendment to the Loan Agreement dated as of April 16, 2002 among Ascent, Fortis Capital Corp., as agent and the lenders signatory thereto.



   10.13 Third Amendment to the Loan Agreement dated as of April 29, 2002 among Ascent, Fortis Capital Corp., as agent and the lenders signatory thereto.



   21.1    List of Subsidiaries


   99.1    Letter Pursuant to Temporary Note 3T



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

       Date: April 29, 2002


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


       NAME                                              TITLE                                       DATE
       ----                                              -----                                       ----
       /s/ Nicholas Tell, Jr.                            Chairman of the Board                  April 29, 2002
       ------------------------------
       Nicholas Tell, Jr.


       /s/ Jeffrey Clarke                                President, Chief Executive Officer     April 29, 2002
       ------------------------------                    and Director
       Jeffrey Clarke                                    (Principal Executive Officer)


       /s/ Kevin D. McMillan                             Senior Vice President and Chief        April 29, 2002
       ------------------------------                    Financial Officer
       Kevin D. McMillan                                 (Principal Financial Officer)


       /s/ Daniel O Conwill, IV                          Director                               April 29, 2002
       ------------------------------
       Daniel O Conwill, IV


                                                         Director
       ------------------------------
       Jerry W. Box


                                                         Director
       ------------------------------
       James L. Luikart


                                                         Director
       ------------------------------
       Eric R. Macy


        /s/ James "Robby" Robson, Jr.                    Vice President and                     April 29, 2002
       ------------------------------                    Director
       James "Robby" Robson, Jr.

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

Notes to Consolidated Financial
  Statements....................................................................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Ascent Energy Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Energy Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (post-confirmation) and the year ended December 31, 1999 (pre-confirmation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Energy Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, effective December 29, 1999, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court in the United States District Court for the Eastern District of Louisiana and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, financial statements for periods subsequent to the reorganization are not comparable to the financial statements presented for prior periods.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


New Orleans, Louisiana,                       /s/ ARTHUR ANDERSEN LLP
April 29, 2002

                               ASCENT ENERGY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                           2001               2000
                                                                                     --------------     --------------
                      ASSETS
                      ------

CURRENT ASSETS:
   Cash and cash equivalents                                                         $    2,071,698     $    3,728,332
   Oil and gas revenue receivable                                                         4,452,725          2,594,724
   Joint interest and other receivables                                                     869,769            135,473
   Prepaid expenses                                                                         670,761            373,158
   Inventory and other                                                                      131,514              -
   Fair value of derivatives                                                              4,920,950              -
   Current deferred taxes                                                                 1,025,807            371,778
                                                                                     --------------     --------------
           Total current assets                                                          14,143,224          7,203,465
                                                                                     --------------     --------------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, full cost method                                           199,632,043         28,481,661
     Unevaluated oil and gas properties                                                       -              5,006,197
     Other property and equipment                                                         3,851,983            287,524
                                                                                     --------------     --------------
                                                                                        203,484,026         33,775,382
   Less - accumulated depreciation, depletion and amortization                          (16,301,644)       (4,484,364)
                                                                                     --------------     --------------
           Net property and equipment                                                   187,182,382         29,291,018
                                                                                     --------------     --------------
OTHER ASSETS:
   Deferred financing costs                                                               2,112,597              -
   Escrowed and restricted funds                                                            572,216            487,783
                                                                                     --------------     --------------
           Total assets                                                              $  204,010,419     $   36,982,266
                                                                                     ==============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $    3,691,218     $      518,760
   Undistributed oil and gas proceeds                                                       611,565            745,024
   Income taxes payable                                                                   1,073,656              -
   Interest payable                                                                       2,568,407              -
    Current portion of notes payable                                                      1,309,435          1,219,214
                                                                                     --------------     --------------
           Total current liabilities                                                      9,254,281          2,482,998
                                                                                     --------------     --------------
LONG-TERM DEBT:
   Revolving credit agreement                                                            34,500,000              -
   Subordinated debt                                                                     74,608,170              -
   Notes payable                                                                             -               1,309,790
   Dividends Payable                                                                        446,315              -
                                                                                     --------------     --------------
           Total  debt                                                                  109,554,485          1,309,790
                                                                                     --------------     --------------

Deferred income taxes                                                                    41,537,862         10,788,208
                                                                                     --------------     --------------
Series A mandatorily redeemable preferred stock, par value $.001 per share,
   21,100 shares authorized, issued and outstanding,
   liquidation preference $1,000 per share, including accrued dividends                  21,813,472             -
                                                                                     --------------     --------------
STOCKHOLDERS' EQUITY:
   Series B preferred stock, par value $.001 per share, 5,500,000 shares authorized, 5,323,695 issued and outstanding, liquidation preference
    $2.50 per share                                                                       2,608,611             -
 Common stock, par value $.001 per share, 20,000,000 shares authorized,
   4,950,000 shares issued and outstanding                                                    4,950              4,950
   Paid in capital                                                                       20,680,057         20,680,057
   Retained earnings (accumulated deficit)                                               (2,576,231)         1,716,263
   Other comprehensive income                                                             1,132,932             -
                                                                                     --------------     --------------
           Total stockholders' equity                                                    21,850,319         22,401,270
                                                                                     --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  204,010,419     $   36,982,266
                                                                                     ==============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ASCENT ENERGY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Years Ended December 31,
                                                                        ----------------------------------------------
                                                                            2001            2000             1999
                                                                        ------------    ------------     -------------
Revenues:
   Oil sales                                                            $   9,884,171   $   7,420,871    $   5,954,302
   Gas sales                                                               11,745,624       7,275,817        7,038,412
   Other                                                                      (12,612)         77,517          123,272
                                                                        -------------   -------------    -------------
         Total revenues                                                    21,617,183      14,774,205       13,115,986
                                                                        -------------   -------------    -------------
Costs and expenses:
   Production taxes                                                         1,421,883         559,334          731,542
   Lease operating expenses                                                 5,492,470       3,353,441        3,146,581
   General and administrative expenses                                      4,268,680       2,656,765        3,013,809
   Recapitalization expense                                                    -              109,130           -
   Depreciation, depletion and amortization                                 7,795,744       4,484,364        5,601,733
   Impairment of oil and gas properties                                     4,250,000          -                -
                                                                        -------------   -------------    -------------
         Total expenses                                                    23,228,777      11,163,034       12,493,665
                                                                        -------------   -------------    -------------
Net income (loss) from operations                                          (1,611,594)      3,611,171          622,321

   Interest and other income                                                  182,072         186,284           -
   Interest expense                                                        (3,334,883)         -            (6,243,778)
                                                                        -------------   -------------    -------------
Net income (loss) before reorganization item and income taxes              (4,764,405)      3,797,455       (5,621,457)
Reorganization items:
        Reorganization costs                                                   -             (898,760)      (1,184,111)
        Adjust accounts to fair value (Note 1)                                 -               -             6,268,022
                                                                        -------------   -------------    -------------
Net income (loss) before income taxes and extraordinary item               (4,764,405)      2,898,695         (537,546)
Income tax provision (benefit)                                             (1,639,673)      1,182,432         (188,141)
                                                                        -------------   -------------    -------------
Net income (loss) before extraordinary item                                (3,124,732)      1,716,263         (349,405)
Extraordinary gain on extinguishment of debt, net of
        taxes of $10,088,721                                                   -               -            46,724,052
                                                                        -------------   -------------    -------------
Net income (loss)                                                          (3,124,732)      1,716,263       46,374,647
Preferred stock dividends                                                  (1,167,762)         -            (1,152,991)
                                                                        --------------  -------------    -------------
Net income (loss) attributable to common shares                         $  (4,292,494)  $   1,716,263    $  45,221,656
                                                                        =============   =============    =============
Per common share amounts:
Net income (loss) per share attributable to common
   shares before extraordinary item                                     $       (0.87)  $        0.35    $      (0.30)
Extraordinary item per share                                                   -               -                 9.44
                                                                        -------------   -------------    ------------
Net income (loss)  per share                                            $       (0.87)  $        0.35    $       9.14
                                                                        =============   =============    ============
Weighted average basic and diluted shares outstanding                       4,950,000       4,950,000       4,950,000
                                                                        =============   =============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ASCENT ENERGY INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                               Retained       Accumulated
                                                  Series B     Additional      Earnings         Other
                             Common    Treasury   Preferred      Paid-In      (Accumulated    Comprehensive
                             Stock      Stock      Stock        Capital        Deficit)        Income            Total
                             ------    --------  ---------    -----------    -------------   -------------   -------------
Balance, December 31, 1998   $4,950     $    -  $        -     $20,679,710    $(56,483,603)    $         -    $(35,798,943)
                             ======     ======  ==========     ===========    ============     ===========    ============
Net income                        -          -           -               -      46,374,647               -      46,374,647
Accretion of Discount
    On Mandatorily
    Redeemable
    Preferred Stock               -          -           -               -         (27,778)              -         (27,778)
Dividends On
    Mandatorily Redeemable
    Preferred Stock               -          -           -               -      (1,152,991)              -      (1,152,991)
Discharge of Preferred
    Stock In
    Reorganization                -          -           -               -      13,555,971               -      13,555,971
Fresh Start Accounting
    Adjustments (Note 1)          -          -           -               -      (2,266,246)              -      (2,266,246)
Balance, December 31, 1999   $4,950     $    -  $        -     $20,679,710    $          -     $         -    $ 20,684,660
                             ------     ------  ----------     -----------    ------------     -----------    ------------
New Common Stock Issued In
    Exchange For Warrants         -          -           -             347               -               -             347
Net Income                        -          -           -               -       1,716,263               -       1,716,263
                             ------     ------  ----------     -----------    ------------     -----------    ------------
Balance, December 31, 2000   $4,950    $     -  $        -     $20,680,057    $  1,716,263     $         -    $ 22,401,270
                             ======    =======  ==========     ===========    ============     ===========    ============
Net Income (Loss)
    attributable to common
    shares                        -          -           -               -      (4,292,494)              -      (4,292,494)
Other comprehensive income:
    Net change in fair
      value of derivatives,
      net of tax of $665,372      -          -           -               -               -       1,132,932       1,132,932
                             ------     ------  ----------     -----------    ------------     -----------    ------------
Comprehensive income (loss)                                                                                     (3,159,562)
Series B Preferred Stock
   Issued in Acquisition of
   Pontotoc                       -          -   2,608,611               -               -               -       2,608,611
                             ------    -------  ----------     -----------    ------------     -----------    ------------
Balance, December 31, 2001   $4,950    $     -  $2,608,611     $20,680,057    $ (2,576,231)    $ 1,132,932    $ 21,850,319
                             ======    =======  ==========     ===========    ============     ===========    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ASCENT ENERGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years Ended December 31,
                                                                          ---------------------------------------------------
                                                                                2001              2000              1999
                                                                          ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   (3,124,732)   $    1,716,263    $   46,374,647
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Extraordinary item                                                          -                 -           (46,724,052)
       Depreciation and amortization                                           7,795,744         4,484,364         5,601,733
       Deferred income tax provision (benefit)                                (3,653,566)          515,850          (188,141)
       Adjust accounts to fair value                                               -                 -            (6,268,022)
       Interest on obligations discharged in bankruptcy                            -                 -             6,144,915
       Impairment of oil and gas properties                                    4,250,000             -                 -
  Change in assets and liabilities-
     Oil and gas revenue receivable                                              297,318        (1,235,331)         (702,960)
     Accounts receivable                                                      (1,621,890)          101,190          (188,833)
     Prepaid expenses and tax overpayment                                         13,062          (329,056)           11,067
     Interest payable                                                          2,568,407             -               253,309
     Accounts payable and accrued liabilities                                    (54,053)       (1,052,950)        1,500,435
     Undistributed oil and gas revenues                                         (132,459)         (150,040)         (473,127)
     Taxes payable                                                               872,952             -                 -
     Hedge premium paid                                                         (489,000)            -                 -
     Reduction of escrow account                                                 (78,386)            2,261             3,437
     Advance to operator                                                           -                 -             1,200,000
     Capitalized recapitalization costs                                            -                 -               384,313
                                                                          --------------    --------------    --------------
           Net cash provided by operating activities                           6,643,397         4,052,551         6,925,284
                                                                          --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for Pontotoc acquisition, net of cash received                   (50,182,105)            -                 -
  Net cash received from Devo acquisition                                      5,834,398             -                 -
  Additions to oil and gas properties                                         (8,487,200)       (3,240,190)       (5,173,645)

  Purchase of other property and equipment                                      (321,396)          (87,524)          (48,639)
                                                                          ---------------   ---------------   ---------------
           Net cash used in investing activities                             (53,156,303)       (3,323,192)       (5,218,847)
                                                                          --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Pontotoc debt                                                  (7,314,512)            -                 -
  Proceeds on revolver                                                        34,500,000             -                 -
  Proceed from (payments on) notes payable                                    (1,219,619)         (177,777)            -
  Issuance of Series A preferred stock                                        20,753,000             -                 -
  Proceeds from sale of common stock                                                 -                 347             -
  Deferred financing costs                                                    (1,862,597)            -                 -
                                                                          --------------    --------------    --------------
           Net cash used in financing activities                              44,856,272          (177,430)            -
                                                                          --------------    --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (1,656,634)          547,407         1,706,437

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                3,728,332         3,180,925         1,474,488
                                                                          --------------    --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    2,071,698    $    3,728,332    $    3,180,925
                                                                          ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
     Interest                                                             $      587,000    $      274,058    $       82,451
                                                                          ==============    ==============    ==============
     Income taxes                                                         $      941,468    $      920,500    $        -
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

We financed the cash portion of the purchase price for the Pontotoc acquisition through:
     o   borrowing $30 million under our credit facility;
     o a portion of the proceeds from the private sale for $21.1 million of shares of our Series A redeemable preferred stock and warrants to purchase approximately 4.1 million shares of our common stock; and
     o   existing internal cash resources.

The proceeds from the sale of our Series A redeemable preferred stock were approximately $20.8 million. We are required to redeem our Series A redeemable preferred stock at 100% of its liquidation preference, or $21.1 million (plus any unpaid dividends), in July 2006.

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
                                           ========         ========


The operating results of Pontotoc and Devo have been consolidated in the Company's statement of operations since July 28, 2001 and September 28, 2001, respectively. The following summarized unaudited pro forma income statement data reflects the impact the transactions would have had on the Company's results of operations for the twelve months ended December 30, 2001 and 2000 had the transactions occurred January 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the amounts which actually would have resulted had the transaction occurred on January 1, 2000, or which may result in the future.



                                        Pro forma Twelve Months Ended December 31,
                                                (unaudited)   (in thousands)
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


It is the intention of the Company to dissolve Forman and cancel the outstanding warrants for the purchase of Forman common stock. Management believes that none of the Forman warrants have any current value because the exercise price of the warrants exceeds the estimated market value of Forman's Common Stock at December 31, 2001.

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

Deferred Financing Costs


The Company is amortizing deferred financing costs on the 11 3/4% Senior Notes and on the Revolving Loan. Total unamortized cost at December 31, 2001 was approximately $2 million. A total of approximately $81,000 was amortized during 2001 and shown as interest expense.


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

Per Share Amounts


The number of shares of common stock outstanding for each period shown has been restated to reflect the number of Ascent shares issued in the Restructuring discussed in Note 1. Net income or loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Warrants to purchase 4,050,000 shares of common stock, which expire on June 30, 2011, and an additional 1 million shares of common stock issuable upon conversion of the Series B mandatorily convertible preferred stock were not included in the computation of diluted earnings per share because the effect of the assumed exercise of these stock warrants and conversion of these preferred shares as of the beginning of the year would have been anti-dilutive. The exercise price for the warrants is $5.21 per share. There has been limited trading of the Series B on the Over The Counter exchange at values of less than 40% of the stated value of the Series B which we believe justifies no assumed conversion.


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


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this standard at January 1, 2001, resulted in no transition amounts recorded in the Company's financial statements because there were no contracts outstanding requiring fair value reporting upon adoption.

Escrow and Restricted Funds

Cash restricted for payment of abandonment costs for the Boutte and Bayou Dularge Fields is classified as a long-term asset. Such amounts are invested in short-term interest-bearing investments. As of December 31, 2001, the escrow accounts are fully funded.

3.     LONG TERM DEBT


As of December 31, 2001 our credit facility provides for borrowings secured by substantially all our oil and gas properties of up to $50 million to finance our future acquisition opportunities and to assist in meeting our working capital requirements. Our current borrowing base is $45 million. The borrowing base is redetermined semi-annually by applying similar criteria to those used with similarly situated oil and gas borrowers. The credit facility provides for interest rates of LIBOR plus 1.75% to 2.5% and Prime plus 0.5% to 1.0%. The average interest rate on December 31, 2001 was 4.98%. The Credit Facility has a maturity date of July 2004 if not extended further out in time. The availability under the Credit Facility at March 29, 2002 was $4.2 million.



We have received from our bank an amendment to the credit agreement which provides for both a modification to the EBITDA to debt test as well as a change to the calculation of EBITDA. EBITDA is defined as earnings before interest, tax, depletion and amortization. The test thresholds will be changed for the three quarters of 2002 to now require the debt/EBITDA result to be no greater than 5:1 from the previous 4.5:1 test level. In addition, our bank modified the EBITDA calculation to now be based on a full trailing twelve-months on a pro forma basis versus the previous test which started calculating EBITDA from July 1, 2001 and then annualizing that period. If the amendment had not been made we would have been out of compliance with our credit agreement at December 31, 2001. The Bank further amended the credit agreement to adjust the volume of oil and gas that the Company may hedge from 85% to 95% of proved, developed, producing reserves as determined by the Company calculated on a quarterly basis. Also, the credit facility was amended to provide for a one-year, $5 million letter of credit facility for hedging purposes.



Although we have not been contacted by the Trustee, we are aware that we have breached certain delivery obligations under the Indenture which constitute a default, but will not be an event of default for a period of 60 days after our receipt of notice. The breach will be cured by delivery of these audited financial statements well in advance of the expiration of our grace period.


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

5.    PREFERRED STOCK

In order to preserve cash on hand, our board of directors elected not to declare the quarterly dividends for the third and fourth quarters of 2001 on 21,100 shares of our outstanding 8% Series A redeemable preferred stock with an aggregate liquidation value of $21,100,000, and 5,323,695 shares of our outstanding 8% Series B convertible preferred stock with an aggregate liquidation value of $13,309,237. Unpaid dividends on our preferred stock continue to accrue and accumulate despite nonpayment, and the liquidation preference of our preferred stock increases by the amount of any unpaid dividends. Accumulated but unpaid dividends do not accrue interest. We are required to redeem our Series A redeemable preferred stock for 100% of its liquidation preference, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on each share, in July 2006. In addition, we are required to pay any accrued and unpaid dividends on our Series B convertible preferred stock in July 2003 when our Series B convertible preferred stock automatically converts into shares of our common stock. We believe we will have adequate resources to make such dividend payment at conversion if it is still outstanding. Both the Series A redeemable preferred stock and the 8% Series B convertible preferred stock accrue dividends on a quarterly basis at 8%. The total amount of the dividends accrued on our Series A redeemable preferred stock as of December 31, 2001 is approximately $0.7 million, and the total amount of the dividends accrued on our Series B convertible preferred stock as of the same date is approximately $0.4 million.



       If a Change of Control occurs, the Series A redeemable preferred stockholders have the right to require the Company to acquire the bonds in cash at a price per share equal to 101% of stated value. Change of Control would include any shareholder that acquires majority voting power in all classes of stock that does not currently own 25% or more, a sale of substantially all the assets of the Company, a consolidation or merger whereby existing stockholders own less than 50% of Combined Company, the Company is liquidated or a majority change in the make-up of the Board of Directors.

       Ascent is authorized to issue up to 10 million shares of Preferred Stock. Currently there are 5.5 million shares of Series B Mandatorily Convertible Preferred Stock authorized.

       Series B Redeemable Preferred Stock outstanding is convertible into
1 million shares of Common Stock. Each share of Series B Redeemable Preferred Stock converts into 0.1878395 shares of Common Stock. The conversion rate is subject to adjustment for subdivisions, combinations of consolidation of common stock, or for adjustments for reclassification, exchange and substitution.


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


The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following (in thousands):



                                                           2001          2000         1999
                                                         -------        ------       ------
 Current                                                 $ 2,014        $  667       $   --
 Deferred                                                 (3,654)          515         (188)
                                                         -------        ------       ------
             Total provision (benefit)                   $(1,640)       $1,182       $ (188)
                                                         =======        ======       ======


At December 31, the Company has the following deferred tax assets and liabilities recorded (in thousands):


                                                           2001           2000
                                                         -------        -------
Temporary differences:
   Oil and gas properties                                $40,872        $10,788
                                                                           (372)
   Hedges                                                    665
   Unused depletion allowance and accrued expenses        (1,025)
                                                         -------        -------
Net deferred tax liability                               $40,512        $10,416
                                                         =======        =======

The provision for income taxes (on net loss before extraordinary item) at the Company's effective tax rate differed from the provision for income taxes at the federal statutory rate as follows (in thousands) at December 31, 2001:


                                                           2001           2000
                                                           ----           ----
Computed provision (benefit) at the expected
    federal statutory rate.............................  $(1,620)        $  985
State taxes............................................     (214)           197
Other..................................................      194              -
                                                         -------         ------
Income tax provision (benefit).........................  $(1,640)        $1,182
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

11.  WRITEDOWN OF OIL AND GAS PROPERTIES:


For the third quarter 2001 computation of the ceiling test, we utilized substantially higher subsequent period prices from the September 30, 2001 levels to determine any potential ceiling test write-down. Utilizing November 12, 2001 pricing levels which left the oil price unchanged from September 30, 2001 and the natural gas price increasing to $2.95 per MMBtu from $2.24 per MMBtu for that same period, we calculated and recorded a non-cash ceiling test write-down of $2.7 million (net of taxes of $1.6 million). If our discounted cash flows valued using September 30, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $22.8 million (net of taxes of $11.6 million).

For the December 31, 2001 computation of the ceiling test, we utilized substantially higher subsequent period prices from the December 31, 2001 levels to determine any potential ceiling test write-down. Utilizing April 29, 2002 pricing levels which showed oil prices increasing to $27.57 per barrel from $19.84 per barrel at December 31, 2001 and the natural gas price increasing to $3.55 per MMBtu from $2.65 per MMBtu for that same period, we calculated that no non-cash ceiling test write down was necessary. If our discounted cash flows valued using December 31, 2001 prices had been used in calculating the ceiling test write-down, we would have recorded a write-down of $15.4 million (net of taxes of $9.7 million).


12.  RELATED PARTY TRANSACTIONS:


During September 2001, approximately $65.7 million of the Senior Notes were issued in exchange for all the principal and accrued interest outstanding under notes owed by Devo. As further consideration for the acquisition, approximately $6.5 million of additional Senior Notes were issued to the shareholders of Devo and approximately $2.8 million in Senior Notes were issued to Jefferies & Company, Inc. (Jefferies) who together with Trust Company of the West and its affiliates (the TCW Funds) held substantially all of Devo's senior secured notes and equity and are the principal shareholders of Ascent. The Devo properties had been acquired by certain of Devo's members and their affiliates and contributed to Devo in exchange for Devo's senior secured notes. The seller of the properties was paid approximately $64.5 million for their interests. Devo paid debt issuance costs of $1.5 million to Jefferies and $0.4 million to TCW in connection with the acquisition of the properties.


Also during 2001, Jefferies agreed to lease a portion of the Company's office space in New Orleans at market prices through the remaining balance of the Company's lease.

The Company leases office space at market rates on a month-to-month basis from a company partially owned by a director, James "Robby" Robson, Jr.


In connection with the Pontotoc acquisition, Ascent Energy, our wholly-owned subsidiary, agreed to pay its president, Jeffrey Clarke, a success fee in the amount of approximately $347,000 which was paid in Series A mandatorily redeemable preferred stock.


13.      OIL AND GAS ACTIVITIES:

The following tables provide information required by SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

Capitalized Costs

Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below:


                                                                      Year Ended December 31,
                                                            -------------------------------------------------
                                                                2001             2000              1999
                                                            --------------   --------------    --------------
           Proved producing oil and gas properties          $  199,632,043   $   28,481,661    $   25,515,529
           Unevaluated properties                                   -             5,006,197         4,732,139
           Accumulated depreciation, depletion
             and amortization                                  (16,378,393)      (4,435,612)           -
                                                            --------------   --------------    --------------
           Net capitalized costs                            $  183,253,650   $   29,052,246    $   30,247,668
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

                                                                       2000
                                  --------------------------------------------------------------------------------
                                    First Quarter    Second Quarter   Third Quarter  Fourth Quarter       Total
                                    -------------    --------------   -------------  --------------    -----------
Revenues                             $ 3,382,051       $3,241,941      $3,762,392      $4,574,105      $14,960,489
Expenses                               2,504,620        2,687,521       3,265,193       2,705,700       11,163,034
                                     -----------       ----------      ----------      ----------      -----------
Net income (loss) from
  operations                             877,431          554,420         497,199       1,868,405        3,797,455
Reorganization items and income
  taxes                                1,196,317               --          76,330         808,545        2,081,192
                                     -----------       ----------      ----------      ----------      -----------
Net income (loss)                    $  (318,886)      $  554,420      $  420,869      $1,059,860      $ 1,716,263
                                     ===========       ==========      ==========      ==========      ===========
Basic and diluted earnings
  (loss) per share:                  $     (0.06)      $     0.11      $     0.09      $     0.21      $      0.35
                                     ===========       ==========      ==========      ==========      ===========





                                                                           2001
                                  -------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter    Fourth Quarter        Total
                                   -------------     --------------     -------------    --------------     -----------

Revenues                            $ 5,095,645       $ 3,833,640       $ 4,799,698       $ 7,888,200       $ 21,617,183
Expenses                              2,394,060         3,206,456         8,882,429         8,745,832         23,228,777
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss) from
  operations                          2,701,585           627,184        (4,082,731)         (857,632)        (1,611,594)

Interest, reorganization items
  and income taxes                      999,586           232,059        (1,470,277)        1,751,770          1,513,138
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss)                     1,701,999           395,125        (2,612,454)       (2,609,402)        (3,124,732)
Preferred stock dividends                                                  (317,160)         (850,602)        (1,167,762)
                                    -----------       -----------       -----------       -----------       ------------
Net income (loss) attributable
  to common shares                  $ 1,701,999       $   395,125       $(2,929,614)      $(3,460,004)      $ (4,292,494)
                                    ===========       ===========       ===========       ===========       ============

Basic and diluted earnings
(loss) per share:                   $      0.34       $      0.08       $     (0.59)      $     (0.70)      $      (0.87)
                                    ===========       ===========       ===========       ===========       ============

                                 EXHIBIT INDEX


Exhibit No.       Description of Exhibit
-----------       -----------------------
   10              Ascent Energy Inc. 2002 Stock Incentive Plan

   10.12           Second Amendment to the Loan Agreement dated as of April 16, 2002 between Ascent and Fortis Capital Corp.

   10.13           Third Amendment to the Loan Agreement dated as of April 29, 2002 between Ascent and Fortis Capital Corp.

   21.1            Subsidiaries of the Company.

   99.1            Letter Pursuant to Temporary Note 3T
------------
